Form 10KSB40
period 1998-12-31
VALLEY NATIONAL CORP /DE/
filed 1999-03-31
CIK 1074011

                    OFFICE OF THE COMPTROLLER OF THE CURRENCY
                             WASHINGTON, D.C. 20219

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                       REQUIRED] FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

                     VALLE DE ORO BANK, NATIONAL ASSOCIATION
                     ---------------------------------------
                 (Name of small business issuer in its charter)

                         IRS EMPLOYER ID. NO. 95-3746429

                1234 EAST MAIN STREET, EL CAJON, CALIFORNIA 92021
                -------------------------------------------------
               (Address of principal executive office) (Zip Code)

          ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE: (619) 593-3330

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year were $21,033,000.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on March 25, 1999 was $35,962,471 based on the quoted Nasdaq closing price on such date.

The number of shares of Common Stock outstanding as of the close of business on March 25, 1999: 1,325,231.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 1999 Annual Meeting of Shareholders to be held on May 25, 1999.

Transitional Small Business Disclosure Format: Yes      No X

                            1998 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE BANK; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1. BUSINESS

GENERAL

     On February 18, 1999, Valle de Oro Bank, N.A. (the "Bank") mailed to stockholders a proxy statement-prospectus regarding a proposal to form a bank holding company called Valley National Corporation, which will own Valle de Oro Bank, N.A. A special meeting of stockholders was held on March 23, 1999 to consider and vote for this proposal.

     This reorganization will permit Valley National Corporation and the Bank greater financial and corporate flexibility in the areas of acquisitions and debt financing. The reorganization will also allow us to offer new services, enjoy access to new markets, and participate in activities that are not permissible for the Bank to engage in directly. As part of the reorganization proposal, each stockholder will receive two shares of Valley National Corporation for each share of the Bank. Stockholders approved this proposal, and the reorganization will occur on March 31, 1999.

     Valle de Oro Bank conducts substantially the same business operations as a typical independent, commercial bank including accepting demand, savings and time deposits and making commercial, real estate and consumer loans, including credit card and home equity credit lines. The Bank also offers mortgage brokerage services including a variety of conventional and FHA/VA residential real estate loan products, and commercial loan products. The Bank also offers mutual funds, fixed and variable annuities, stocks, bonds and other nondeposit investment products through a third party broker/dealer.

     The Bank has six offices located in East San Diego County. Since its inception on March 7, 1983, the Bank has emphasized consumer and small business banking. The Bank's lending and deposit-taking activities are concentrated in San Diego County. The Bank does not obtain a material portion of its deposits from a single person or few persons, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. The Bank does not attract deposits from and has not made loans to foreign governments or foreigners. The Bank's business is not seasonal. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state or local environmental regulations.

     The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions.

COMPETITION

     The banking business in California generally, and specifically in the Bank's primary service area, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks and credit unions located in its service area. Among the advantages that the major banks have over the Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services (such as trust and international banking services) which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

     Moreover, banks generally, and the Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries including credit unions, savings and loan associations, brokerage firms, insurance companies, thrift and loan companies, mortgage companies, and other financial and non-financial institutions.

     The recent trend has been for other institutions, such as brokerage firms, credit card companies, and even retail establishments, to offer banking services to consumers, such as money market funds with check access and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks in the acquisition of deposits. While the direction of recent legislation and economic developments seems to favor increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks generally, and the Bank in particular, it is not possible to predict the full impact these developments will have on commercial banking or the Bank.

     In order to compete with other financial institutions in its service area, the Bank relies principally upon local promotional activity including direct mail and advertising in the local media; personal contacts by its directors, officers, employees and stockholders; and specialized services. The Bank's promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution attuned to the particular needs of the community.
For customers whose loan demands exceed the Bank's lending limits, the Bank attempts to arrange for such loans on a participation basis with other financial institutions. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

EMPLOYEES

     As of December 31, 1998 the Bank employed 115 full-time and 13 part-time employees, including 34 officers. Bank employees are not represented by a union and the Bank does not participate in any collective bargaining agreement.

SUPERVISION AND REGULATION

     The Bank is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, the filing of annual, quarterly and other reports with the Comptroller of the Currency (the "Comptroller").

     As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. Generally, a national bank is required to obtain the approval of the Comptroller before it may merge or consolidate with another bank.

     The Bank is required to file reports with the Comptroller and provide such additional information as the Comptroller may require. The Comptroller also has the authority to examine the Bank, with the cost of any such examination to be borne by the Bank.

     Each depositor's account with the Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law, which is currently $100,000 for each insured deposit. The Bank is also subject to certain regulations promulgated by the Comptroller and applicable provisions of California law, insofar as they do not conflict with or are not preempted by Federal banking law. The Comptroller regulates the number of locations of branch offices of a national bank, but may only permit a national bank to maintain branches in locations and under the same conditions that state banks are permitted to maintain by state law. California law presently permits a bank to locate a branch office in any locality in the state

     The regulations of the FDIC and the Comptroller govern most aspects of the Bank's business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in the state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

     GOVERNMENTAL POLICIES AND LEGISLATION. Banking is a business that depends primarily on rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and its other borrowings, and the interest rates received by the Bank on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Bank's net revenues. These rates are highly sensitive to many factors that are beyond the Bank's control. Accordingly, the Bank's growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Federal Reserve Bank ("FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the California Legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes, which have been enacted recently by Congress or various regulatory or professional agencies, are discussed below.

     CAPITAL REQUIREMENTS. The Comptroller has adopted risk-based capital adequacy guidelines for banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by (i) assigning weighted risks to each balance sheet asset and certain off-balance sheet commitments and (ii) adding up all of the weighted risks of all assets and includable off-balance sheet commitments to obtain the total risk. The guidelines generally require national banks to maintain a total qualifying capital to weighted risk assets level of 8% (the "Risk-based Capital Ratio"). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the "Tier 1 Risk-based Capital Ratio") must be Tier 1 or core capital consisting primarily of equity stock. Tier 2 capital, which is to make up the remainder of total capital, consists of (I) loan loss allowance, up to 1.25% of weighted risk assets (ii) mandatory convertible debentures and (iii) other forms of capital. Qualified preferred capital stock may be considered core capital up to 25% of all core capital elements.

     The Comptroller has adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, national banks are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 1998 the Bank met all applicable capital requirements imposed by regulations. See "Item 6. Management's Discussion and Analysis -- Capital."

     DIVIDENDS. There are regulatory restrictions on dividend payments by the Bank that may affect the Bank's ability to pay dividends on its common stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

     On December 19, 1991, President Bush signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA is an omnibus banking reform bill that added new regulation and made changes in existing regulation of the operations, procedures and regulatory reporting of insured institutions, bank holding companies and affiliates. Among other things, FDICIA establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulations") to implement these provisions. Under the regulations, the categories are:

          a. Well Capitalized -- The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (I) having a Risk-based Capital Ratio of 10% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (iii) having a Leverage Ratio of 5% or greater and (iv) not being subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

          b. Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (I) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and (iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMEL rating system.

          c. Undercapitalized -- The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (I) having a Risk-based Capital Ratio of less than 8% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4% or
          (iii) having a Leverage Ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a Leverage Ratio of less than 3%.

               The appropriate Federal banking agency must closely monitor an undercapitalized institution and the institution must submit an acceptable capital restoration plan. Each company having control over the undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan or the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate Federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.

          d. Significantly Undercapitalized -- The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (I) having a Risk-based Capital Ratio of less than 6% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 3% or (iii) having a Leverage Ratio of less than 3%.

          e. Critically Undercapitalized -- The institution fails to meet a critical capital level set by the appropriate Federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

     As of December 31, 1998 the Bank was considered "well capitalized." See "Item 6. Management's Discussion and Analysis -- Capital."

     An institution, which is classified as adequately capitalized or higher, may not make capital distributions, which would cause it to be less than adequately capitalized. An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.


ITEM 2. DESCRIPTION OF PROPERTIES

     The Bank owns approximately 28,000 square feet of commercial space for its Casa de Oro Office located at 9832 Campo Road, Spring Valley, California 91977.

     In August 1990, the Bank exercised its option to purchase property on which its head office is located. The Bank took out a $240,000 mortgage for ten years at 8.5% interest with monthly payments of principal and interest of $3,100. The balance on the mortgage was $52,000 at December 31, 1998.

     On August 30, 1985, the Bank purchased from Bank of America, the building in which its Sweetwater Office is located at 491 Sweetwater Road, Spring Valley, California. The purchase price for the 10,000 square foot branch including fixtures was $400,000. The Bank assumed a ground lease, which runs until September 2001 with an option extending the term for an additional period of ten years. The current monthly ground lease payment is $2,745, including common area charges.

     On November 15, 1987, the Bank entered into a lease for a 4,000 square foot building to house its Rancho San Diego Office. The Bank's lease runs until November 2003 with two consecutive five year options to extend the lease. The current monthly lease payment is $9,854, including common area charges.

     On January 29, 1993, the Bank entered into a lease for an 8,000 square foot building to house its Grossmont Center Office. The lease expires in 2015. The Bank sublets approximately 3,600 square feet of the building. The current monthly lease payment is $17,154, including common area expenses. The Bank currently receives sublease rental income of approximately $4,652 per month.

     On December 30, 1995, the Grossmont Center Office was entirely destroyed by fire. The cause of the fire was arson. On January 6, 1997 the Bank completed re-construction and re-opened the office. The Bank received a total of $1,854,000 in insurance proceeds, $700,000 in 1996 and $1,154,000 in 1997, which represent a full settlement of its loss.

     On September 7, 1994, the Bank entered into a lease for a 13,000 square foot building located at 1234 East Main Street, El Cajon, California to house its El Cajon Office. This lease expires on November 30, 1999, and the Bank is planning to renew the lease. It has a current monthly rental payment of $12,220.

     On December 2, 1996 the Bank purchased a former banking office of Wells Fargo Bank, N.A. for its Santee Office for $630,000. The building has 3,000 square feet of space and a three lane drive-up facility.

     As of December 31, 1998 the Bank had three properties classified other real estate owned with a carrying value of $1.1 million. These properties are comprised of two parcels of unimproved land and a single-family residence. The unimproved land parcels are located in the Otay Mesa area of San Diego County. The single-family residence was sold in January 1999. The Bank maintains an active sales program for the unimproved land.

ITEM 3.  LEGAL PROCEEDINGS

     The Bank is only involved in routine litigation that is incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5.  MARKET FOR THE BANK'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The authorized capital stock of the Bank consists of 10,000,000 shares of common stock, par value $3.33 per share. As of December 31, 1998 there were 1,323,031 shares issued and outstanding.

     The Bank's common stock began trading on the Nasdaq Stock Market under the trading symbol "VADO" on November 17, 1998. Currently, four independent brokerage firms are registered as market makers for the Bank's common stock.

     The following sets forth the high and low trading prices of the Bank's common stock for the years indicated. Since November 17, 1998 trading prices are based on the records of the Nasdaq Stock Market. Prior to that, trading prices are based on transactions of which management is aware:


                                                      TRADING PRICES(1)
                                                    ---------------------
         1997                                        HIGH           LOW
         -------------                              ------         ------
         First Quarter                              $16.32         $14.29
         Second Quarter                             $22.14         $17.14
         Third Quarter                              $23.10         $22.14
         Fourth Quarter                             $25.24         $24.11


         1998                                        HIGH           LOW
         ----------------                           ------         ------
         First Quarter                              $30.48         $24.29
         Second Quarter                             $34.25         $27.00
         Third Quarter                              $34.75         $29.00
         Fourth Quarter                             $35.88         $28.00

(1) Prices have been adjusted for each of the 5% common stock dividends declared and paid by the Bank in 1998 and 1997.

     There were approximately 1,255 stockholders of record of the Bank's common stock on December 31, 1998. The Bank paid a quarterly cash dividend of $0.07 per share in the third and fourth quarters of 1998 and a quarterly cash dividend of $0.06 per share in the first two quarters of 1998 and in each quarter of 1997. The Bank has paid a 5% stock dividend to stockholders in each year since 1988. Cash was paid in lieu of fractional shares.

     The power of the Board of Directors of a national bank, such as the Bank, to declare a cash dividend is subject to statutory and regulatory restrictions which limit the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the bank, as well as general business conditions. A national bank is prohibited from paying dividends out of common capital. Dividends must be paid out of undivided profits. If losses have, at any time, been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend may be paid. Moreover, even if a national bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its net profits of the two preceding years, less any required transfers to surplus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

     Statements made in this report looking forward in time are considered "forward-looking statements" within the meaning of Federal and state securities laws. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those expected, including but not limited to the risks associated with the effect of changing economic conditions, variations in the Bank's cash flow, market acceptance risks, seasonally and other risks described in the Bank's Office of the Comptroller of the Currency and Securities and Exchange Commission filings.

OVERVIEW

     In 1998 net earnings increased to $2,400,000, a 30% increase over 1997. This compares to net earnings of $1,852,000 in 1997, which was a 32% increase over 1996 net earnings of $1,403,000. The 1998 results represent the 15th consecutive year of increased earnings. Over the past three years, the Bank's growth has been a major contributor to the increases in net earnings. Total assets at December 31, 1998 were $236.8 million, a 15% increase over 1997. Net loans increased 11% to $149.7 million, and deposits increased 15% to $216.4 million. By comparison, total assets grew 12% and 17% in 1997 and 1996, respectively. Net loans increased 14% in both 1997 and 1996. Deposits increased 13% and 18% in 1997 and 1996, respectively.

     Basic and diluted earnings per share in 1998 were $1.83 and $1.69, respectively. This compares to 1997 basic and diluted earnings per share of $1.43 and $1.33, respectively. In terms of diluted earnings per share, 1998 represented a 27% increase, compared to a 25% increase in 1997 and 20% increase in 1996. Cash dividends paid in 1998 were increased to $0.26 per share as compared to $0.24 per share in 1997 and 1996, respectively.

EARNING ASSETS AND INTEREST INCOME

     Average earning assets grew to $204.0 million in 1998, an increase of $26.4 million or 15% over 1997. Average loans increased $18.4 million or 15%. Average securities, both taxable and tax-exempt, increased $2.2 million or 6% primarily in tax-exempt securities. Average federal funds sold grew $5.1 million or 31%, and interest-earning deposits with other banks increased $747,000 or

17%.

     In 1998 the Bank increased its efforts to generate loans by focusing on small business, real estate, and consumer lending. In addition, the local economy has been good. Low interest rates, low unemployment and rising real estate values are some of the factors that helped the local economy and contributed to the Bank's operating results in 1998.

     The following table shows the Bank's year-to-date average assets and liabilities; the interest earned or paid; and the yields for the past three years.



                                                   ($ in thousands)
                                                 1998                        1997                         1996
                                    -----------------------------   -----------------------------   ------------------------------
                                     Average    Int Earned/          Average  Int Earned/           Average  Int Earned/
                                     Amount        Paid     Yield    Amount     Paid        Yield     Amount      Paid     Yield
                                    ----------------------------------------------------------------------------------------------
Loans, net  (1)                     $ 139,001   $14,456    10.40%   $ 120,592   $13,053    10.82%   $ 110,342   $12,292    11.14%
 Securities
   Taxable                             23,744     1,429     6.02%      24,565     1,524     6.20%      20,137     1,236     6.14%
   Exempt from federal
      income taxes (2)                 14,591     1,173     8.04%      11,605       930     8.01%       7,646       603     7.89%
   Federal funds sold                  21,568     1,141     5.29%      16,479       877     5.32%      15,098       774     5.13%
 Interest-earning deposits              5,049       296     5.86%       4,302       258     6.00%       3,425       201     5.88%
                                   ------------------------------   -----------------------------   -----------------------------
   Total earning assets               203,953   $18,495     9.07%     177,543   $16,642     9.37%     156,648   $15,106     9.65%
 Non-earning assets                    21,699                          21,069                          19,482
                                   ----------                       ---------                       ---------
   Total assets                    $  225,652                       $ 198,612                       $ 176,130
                                   ----------                       ---------                       ---------
                                   ----------                       ---------                       ---------

 Time deposits of $100,000 or more  $  15,376     $ 815     5.30%   $  14,620     $ 799     5.47%   $  14,981     $ 815     5.44%
 All other interest-bearing
   deposits                           149,569     5,482     3.67%     131,788     5,141     3.90%     117,403     4,501     3.83%
                                    -----------------------------   -----------------------------   -----------------------------

  Total interest-bearing
    liabilities                       164,945   $ 6,297     3.82%     146,408   $ 5,940     4.06%     132,385   $ 5,316     4.02%
  Noninterest-bearing deposits         41,506                          34,955                          28,128
  Other liabilities                     1,001                           1,139                             943
  Stockholders' equity                 18,200                          16,110                          14,674
                                   ----------                       ---------                       ---------
 Total liabilities and
  stockholders' equity             $  225,652                       $ 198,612                       $ 176,130
                                   ----------                       ---------                       ---------
                                   ----------                       ---------                       ---------

  Interest income/earning assets                $18,495     9.07%               $16,642     9.37%               $15,106     9.65%

  Interest expense/earning assets                 6,297     3.09%                 5,940     3.35%                 5,316     3.39%
                                                -----------------               -----------------               -----------------
  Net interest income and margin                $12,198     5.98%               $10,702     6.03%                $9,790     6.25%
                                                -----------------               -----------------               -----------------
                                                -----------------               -----------------               -----------------

(1) Nonaccrual loans are included in net loans above and in the table of Changes Due to Volume and Rate below.

(2) Income and yields on securities have been adjusted to a fully tax-equivalent basis using a rate of 40%.

     In recent years, fierce competition for loans has caused loan yields to decline. In addition, the Federal Reserve Bank lowered short-term interest rates in the fourth quarter of 1998, which affected most of the Bank's earning assets as well as interest-bearing liabilities. This decline in interest rates, however, was offset by the growth of earning assets. The following table shows the changes in interest income and expense over the past three years as a result of changes due to volume and rate.



                                          Changes Due to Volume and Rate (in thousands)
                                            1998 Changes due to        1997 Changes due to         1996 Changes due to
                                            -------------------        -------------------         -------------------
                                         Volume     Rate   Total      Volume    Rate    Total     Volume     Rate  Total
                                         -----------------------      -----------------------     -----------------------
Loans, net                               $1,915  $ (512) $ 1,403      $1,110  $(349) $  761       $1,290  $  (933)  $ 357

Securities
  Taxable                                   (49)    (46)     (95)        275     13     288          637        5     642
  Exempt  from  federal  income             240       3      243         318      9     327          289       (5)    284
       taxes
Federal funds sold                          269      (5)     264          74     29     103          134      (64)     70
Deposits with financial                      44      (6)      38          52      5      57           59       (7)     52
   institutions
                                         -----------------------      ---------------------       ------------------------
Total                                    $2,419  $ (566) $ 1,853      $1,829  $(293) $1,536       $2,409  $(1,004)  $1,405

Time deposits of $100,000 or
   more                                  $   41  $  (25)   $  16      $  (20) $   4  $  (16)      $  185  $   (71)  $  114
All other interest-bearing
   deposits                                 652    (311)     341         561     79     640          877       (4)     873
                                         -----------------------      ---------------------       ------------------------
Total                                    $  693  $ (336)   $ 357      $  541  $  83  $  624       $1,062  $   (75)  $  987
                                         -----------------------      ---------------------       ------------------------
Net interest income                      $1,726  $ (230) $ 1,496      $1,288  $(376) $  912       $1,347   $(929)   $  418
                                         -----------------------      ---------------------       ------------------------
                                         -----------------------      ---------------------       ------------------------


Changes due to both rate and volume are allocated to volume.

     In 1998 average earning assets increased $26.4 million or 15% to $204.0 million. Average loans and federal funds sold accounted for the largest growth in earning assets in 1998 increasing 15% and 31%, respectively. In 1998 average federal funds sold increased as a result of increases in deposits. Average taxable securities and interest-earning deposits grew in 1998, but at a lesser rate. Securities exempt from federal income taxes increased both in yield and in volume. In 1998 the returns on tax-exempt securities were more attractive to the Bank than what was available on fully taxable securities.

     Average earning assets grew to $177.5 million in 1997, an increase of $21.0 million or 13% over 1996. This increase in earning assets was primarily in loans and securities. In 1997 average net loans grew $10.3 million or 9% over 1996. Loan demand in 1997 continued at a somewhat moderate rate. In 1997 average securities increased $8.4 million or 30% over 1996, a majority of which was divided somewhat evenly between taxable and tax-exempt securities, although tax-equivalent yields were better for tax-exempt securities. In 1997 average federal funds sold and average interest-earning deposits with other financial institutions grew, but at a lesser rate than loans or securities. Yields on these short-term assets increased in 1997 in line with other short-term interest rates.

     In 1996 average-earning assets increased $29.2 million or 23% over 1995. Due to moderate loan demand, the growth of average securities of $14.1 million exceeded the $11.6 million growth in net loans. Yields on loans also declined in 1996. Yields were slightly higher for securities.

     The Bank's loan portfolio, classified by type, as of December 31 for each of the last five years is:


                                                1998        1997         1996         1995        1994
Commercial and industrial                 $   62,341   $  56,477    $  51,183    $  50,390    $  41,695
Real estate-construction                       7,960       5,899        5,560        2,830        7,633
Real estate-mortgage                          66,850      61,070       52,349       33,710       37,515
Consumer loans                                15,062      13,449       10,983       18,654        9,867
                                          -----------  ----------   ----------   ----------   ---------
  Total                                   $  152,213   $ 136,895    $ 120,075    $ 105,584    $  96,710
                                          -----------  ----------   ----------   ----------   ---------
                                          -----------  ----------   ----------   ----------   ---------


The analysis of selected loan maturities at December 31, 1998 is:




                                                    One Year    Year Through       Over Five
(In thousands)                                       or Less      Five Years           Years          Total
-----------------------------------------------------------------------------------------------------------
Commercial and industrial                         $   21,617      $   22,201      $   18,523     $   62,341
Real estate-construction
                                                       7,738             222               -          7,960
                                                  ---------------------------------------------------------
  Total                                           $   29,355      $   22,423      $   18,523     $   70,301
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------

Note: Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements.

The rate structure of selected loans, in thousands, due after one year as of December 31, 1998 is:



                                                   With Pre-            With
                                                  determined        Floating
                                                       Rates           Rates           Total
                                                  -------------------------------------------
Commercial and industrial                           $  8,198       $  32,526       $  40,724
Real estate-construction
                                                           -             222             222
                                                  -------------------------------------------
  Total                                             $  8,198       $  32,748       $  40,946
                                                  -------------------------------------------
                                                  -------------------------------------------



The book value of the Bank's securities for each of the past three years is as follows: Securities (in thousands)



                                                           1998           1997           1996
                                                           ----           ----           ----
U.S. Treasury and government agencies                $   22,254     $   19,825     $   19,248
States and political subdivisions                        23,542         16,962         11,362
Other                                                       766            477            485
                                                     -----------    -----------    -----------
                                                     $   46,562     $   37,264     $   31,095
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------


The maturities at book value, in thousands, and weighted average yields of securities at December 31, 1998 are:



                                                   After One but        After Five but
                             Within One Year      Within Five Years     Within Ten Years     After Ten Years        Total
                            -----------------   --------------------  -------------------   ----------------   ----------------
                             Amount     Yield      Amount    Yield     Amount      Yield     Amount    Yield    Amount    Yield
                            --------    -----    --------    -----     -------    ------    --------   -----   --------   -----
U.S. Treasury and
   government agencies      $  2,757    5.92%    $ 14,725     5.89%    $  3,093     6.04%   $  1,679    5.70%  $ 22,254    5.90%
States and political
   subdivisions                  347    5.82%       8,628     5.11%      11,913     4.87%      2,654    5.29%    23,542    5.22%
Other                            468    6.04%         298     5.56%       --        0.00%       --      0.00%       766    5.85%
                            -----------------    -------------------   ------------------   -----------------  -----------------
                            $  3,572    5.93%    $ 23,651     5.60%    $ 15,006     5.11%   $  4,333    5.45%  $ 46,562    5.46%
                            --------             --------              --------             --------           --------
                            --------             --------              --------             --------           --------


Yields are not stated on a tax-equivalent basis.

INTEREST-BEARING LIABILITIES AND INTEREST EXPENSE

     In each of the past three years, deposits have increased as a result of an improving local economy, and such other factors as the Bank's reputation for customer service, its local decision-making, and its involvement in local communities. Interest expense during this period has increased as a result of the growth of interest-bearing deposits.

     The following table shows the average amount of (in thousands) and average rate paid on selected deposit categories as of December 31 for each of the past three years:


                                                        1998                    1997                  1996
                                                 ----------------       -----------------     ------------------
                                                 Amount      Rate       Amount      Rate        Amount      Rate
                                                -----------------------------------------------------------------
  Noninterest-bearing demand deposits           $ 41,506               $ 34,955                $ 28,128
  Interest-bearing demand deposits                26,745     1.02%       21,145     1.00%        17,935     1.00%
  Savings deposits                                84,794     3.84%       74,108     4.07%        65,956     3.89%
  Time deposits under $100,000                    38,030     5.13%       36,535     5.24%        33,513     5.22%
  Time deposits over $100,000                     15,376     5.30%       14,620     5.47%        14,981     5.44%
                                                --------               --------                --------
     Total                                      $206,451               $181,363                $160,513
                                                --------               --------                --------
                                                --------               --------                --------

     In 1998 interest rates declined. Savings deposits, which include money market deposit accounts, are the Bank's most rate-sensitive deposit category. In 1998 savings deposits decreased to an average rate of 3.84% after increasing in 1997. The average rate on time deposits also declined in 1998 after increasing slightly in 1997.

     The decline in deposit rates in 1998, however, was not as steep as the decline in earning asset yields. This resulted in a decrease in the Bank's net margin to 5.98% from 6.03% in 1997 and 6.25% in 1996. However, the growth in deposits and earning assets offset this decline in rates.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is based on management's assessment of various factors affecting the allowance for loan losses including, but not limited to, current and future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the loan portfolio.

     Steadily improving local economic conditions and disciplined underwriting have resulted in lower loan delinquencies over the past several years.

The following table shows the amount of non-performing loans and other real estate as of December 31, for each of the past five years.


                                   Nonperforming Assets (in thousands)
Loans:                                            1998       1997       1996      1995       1994
                                                  ----       ----       ----      ----       ----
 Nonaccrual                                     $    92      $   350    $   619   $ 1,292    $ 1,167
 Renegotiated                                      --          --         1,158     1,174       --
Past due 90 days or more and still
 accruing                                           437          544         12        23        159
                                               -----------------------------------------------------
Total non-performing loans                          529          894      1,789     2,489      1,326
Other real estate owned                           1,103        1,249      2,561     2,266      2,692
                                               -----------------------------------------------------
                                               -----------------------------------------------------
Total non-performing assets                     $ 1,632      $ 2,143    $ 4,350   $ 4,755    $ 4,018
                                               -----------------------------------------------------
                                               -----------------------------------------------------

    Note: Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when payment in full of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well secured and are in process of collection.

    Interest income of $43,000, $45,000 and $66,000 would have been recorded for the years ended December 31, 1998, 1997 and 1996, respectively, if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $20,000, $17,000 and $15,000 was recognized on loans subsequently transferred to nonaccrual status as of December 31, 1998, 1997 and 1996, respectively.

     As a result of declining loan delinquencies, the Bank's net loan charge-offs decreased to $282,000 in 1998 compared to $344,000 and $1,071,000 in 1997 and 1996, respectively. The provision for loan losses increased in 1998 to keep pace with the growth in loans.

     In 1997 the provision for loan losses was decreased to $497,000 from $1.1 million in 1996 as a result of the decline in net loan charge-offs in 1997.

         In 1996 loan charge-offs increased to $1.2 million and recoveries were lower compared to 1995. Higher loan charge-offs and fewer recoveries prompted the increase in the provision for loan losses.

The Bank's loan loss experience as of December 31 for each of the past five years is:


                            Analysis of the Allowance for Loan Losses (in thousands)


                                                        1998         1997        1996        1995         1994
                                                        ----         ----        ----        ----         ----
Balance at beginning of year                      $   1,342      $   1,189      $  1,198    $  1,161     $  1,276
Charge-offs:
Commercial and industrial                               (97)          (211)         (923)       (627)        (906)
Real estate-construction                              --             --            --           --          --
Real estate-mortgage                                   (103)          (129)          (64)       (129)       --
Consumer loans                                         (168)          (109)         (179)       (331)        (317)
                                                  ----------------------------------------------------------------
Total                                                  (368)          (449)       (1,166)     (1,087)      (1,223)
                                                  ----------------------------------------------------------------
Recoveries:
Commercial and industrial                                71             40            52         217          231
Real estate-construction                              --             --            --           --          --
Real estate-mortgage                                  --                57            21        --          --
Consumer loans                                           15              8            22          45           40
                                                  ----------------------------------------------------------------
Total                                                    86            105            95         262          271
                                                  ----------------------------------------------------------------
Net charge-offs                                        (282)          (344)       (1,071)       (825)        (952)
Provision for loan losses                               627            497         1,062         862          837
                                                  ----------------------------------------------------------------
Balance at end of year                            $   1,687      $   1,342      $  1,189    $  1,198     $  1,161
                                                  ----------------------------------------------------------------
                                                  ----------------------------------------------------------------
Ratio of net charge-offs during the year to
   average loans outstanding                            0.2%           0.3%          1.0%        0.8%         1.1%




The Bank's allocation of the allowance for loan losses as of December 31 for each of the past five years is:


     Allocation of the Allowance for Loan Losses ($ in  thousands)

                                           1998            1997            1996            1995             1994
                                      -------------   -------------   -------------   --------------   -------------
                                      Amount    %     Amount    %     Amount    %     Amount     %     Amount    %
---------------------------------------------------------------------------------------------------------------------
Commercial and industrial             $  483    29%   $  485    36%   $  464    39%   $  656     55%   $  642    55%
Real estate-construction                  11     1%       11     1%       14     1%       11      1%       24     2%
Real estate-mortgage                     464    27%      252    19%      203    17%      243     20%      225    20%
Consumer loans                           325    19%      265    20%      289    24%      230     19%      176    15%
Unallocated                              404    24%      329    24%      219    19%       58      5%       94     8%
                                     --------------------------------------------------------------------------------
     Total                            $1,687   100%   $1,342   100%   $1,189   100%   $1,198    100%   $1,161    100%
                                     --------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------


OTHER INCOME

     Service charges on deposit accounts declined slightly in 1998 because the Bank did not raise service charge fees in 1998 and depositors, especially small businesses maintained higher account balances, which resulted in fewer account charges. Merchant processing fees were higher as a result of an increase in merchant accounts. Mortgage banking fees increased 32% due to an increase in mortgage refinancing activities. Other income includes commissions on the sale of nondeposit investment products, transaction fees on credit and debit card processing, and other miscellaneous items.

OTHER EXPENSES

     Compensation and employee benefits increased in each of the past three years as a result of an increase in the number of employees, and salary increases for promotions and cost of living adjustments. In 1998 this expense increased 6% compared to 14% in 1997. The Bank did not open any new facilities or engage in any new lines of business in 1998. In 1997 staffing levels increased to accommodate the opening of a sixth banking office in Santee California, and to engage in the sale of non-deposit investment products. In 1996 staffing levels remained fairly constant rising at a rate of approximately 6%.

     In 1998 occupancy costs rose 4% compared to 26% in 1997. In 1997 occupancy expense increased due to the opening of the Santee Office and the completion of the Grossmont Center Office, which was completely destroyed by fire in late 1995. The new facility is larger and contains more amenities designed to support the future growth of the Bank in the La Mesa area. Insurance proceeds due from the loss of property were fully collected in 1997.

     In 1996 occupancy expense decreased due to the lower cost of temporary facilities for the Grossmont Center Office.

     Furniture and equipment expense increased 10% in 1998 compared to 24% in 1997. In 1998 the Bank spent approximately $171,000 on software upgrades and other equipment, which would not have otherwise been spent, except for the Year 2000 issue. In 1997 furniture and equipment expense increased as a result of higher depreciation expense for the Santee and Grossmont Center Offices. By comparison, furniture and equipment expense increased 4% in 1996, which was largely the result of higher equipment maintenance and upgrade costs.

The following table sets forth the major categories of other expenses for the past three years:

                                                      1998           1997            1996
                                                  ------------   ------------   -------------
       Stationery and supplies                    $    245,000   $    243,000   $   240,000
       Telephone, courier and postage                  358,000        336,000        319,000
       Data processing                                 569,000        480,000        428,000
       Merchant processing expense                     394,000        360,000        285,000
       Promotional expenses                            391,000        350,000        282,000
       Professional services                           215,000        149,000         80,000
       Insurance                                       180,000        169,000        137,000
       FDIC and regulatory assessments                  85,000         77,000         54,000
       Other real estate owned expenses                 52,000         77,000        201,000
       Other                                         1,012,000        773,000        782,000
                                                  ------------   ------------   ------------
                                                  $  3,501,000   $  3,014,000   $  2,808,000
                                                  ------------   ------------   ------------
                                                  ------------   ------------   ------------

     In 1998 other operating expenses increased 16% compared to 7% in 1997 as a result of the general growth of the Bank and some modest price increases. In 1998 data processing expense increased 19% due to the growth in the number of accounts, plus the initial cost of the Bank's "PC Banking & Bill Pay" product. Professional services increased, in part, as a result of consulting fees for Year 2000. Merchant processing expense, like merchant processing fees, was higher due to an increase in merchant accounts. Also, other expenses include $142,000 of organizational costs for Valley National Corporation, the proposed holding company for the Bank.

     In 1997 other expenses increased 7% over 1996 as a result of the growth of Bank operations. Other real estate owned expense, however, decreased 62% in 1997 due to a reduction in other real estate owned properties and their related holding costs.

     In 1996 the decline in other expenses was attributable to a significant reduction in FDIC deposit insurance costs. Stationery and supplies declined because of improved cost controls and data processing costs were lower due to greater system utilization. Professional services declined in 1996 as a result of converting item processing from an outside vendor to Bank personnel in mid-1995.

     Income taxes have increased in each of the last three years as a result of higher pre-tax earnings. The Bank has reduced its effective tax rate in each of the past three years by increasing its investment in tax-exempt securities. In 1998 the Bank also made an adjustment of $107,000 to reduce its tax liability that was no longer needed. (See Notes 2, 3 and 9 to the Financial Statements under Item 7).

LIQUIDITY MANAGEMENT

     Liquidity management seeks to ensure that the Bank's cash flows are adequate to meet the deposit withdrawal and credit needs of its customers, as well as the Bank's other commitments. Through its branch offices, the Bank has developed a core retail deposit base that funds the Bank's liquidity needs. Since the Bank's customers are primarily consumer and small businesses, its deposit base is considered less sensitive to changes in interest rates or business and economic cycles.

     Funds are held in cash and cash equivalents, which are comprised of cash and due from banks plus federal funds, sold. Cash and cash equivalents increased to $23.6 million at December 31, 1998 compared to $19.3 million and $18.8 million at December 31, 1997 and 1996, respectively largely through increased demand deposits. The only restriction on the Bank's cash and cash equivalents is a $350,000 compensating balance arrangement with the Federal Reserve Bank.

     Short-term securities classified as available-for-sale also provide a secondary source of liquidity because these securities can be sold at any time, if necessary. The fair value of available-for-sale securities maturing in one year or less at December 31, 1998 totaled $3.1 million (see Note 2 to the Financial Statements under Item 7).

     As an additional source of liquidity, the Bank maintains lines of credit for $11.5 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Bank also has the capability of borrowing overnight funds from the Federal Reserve's discount window. Historically, the Bank has used its borrowing capabilities infrequently.

CAPITAL

     Under the federal banking agencies' regulatory requirements, the Bank is "well" capitalized. The following table shows the regulatory minimum ratios for a well-capitalized bank compared to the Bank's Tier 1 risk-based capital and total risk-based capital ratios for the past three years.

                                          Risk-based Capital Ratios

                                           Regulatory                  Actual Bank Capital Ratios
                                            Minimum              1998          1997             1996
                                          -------------        --------      --------         --------
              Tier 1 capital                  6.00%             11.47%        11.72%           11.93%
              Total capital                  10.00%             12.47%        12.65%           12.85%

     Over the last three years, the Bank has increased its capital mainly through the generation of net earnings. The Bank's record of 15 consecutive years of increased net earnings demonstrates its ability to provide a steadily increasing source of capital for growth. As illustrated in the following table, return on assets and equity continue to increase.


                                                                   1998                1997                1996
                                                                   ------              ------              ----
         Return on average assets                                   1.06%               0.93%               0.80%
         Return on average equity                                  13.19%              11.50%               9.56%
         Dividend pay-out ratio                                    14.13%              15.76%              19.83%
         Equity to assets                                           8.07%               8.11%               8.33%

However, the dividend pay-out ratio declined because net earnings increased faster, over the past three years, than the amount of cash dividends paid. In 1998 the Bank increased its annual cash dividend from $0.24 per share to $0.26 per share and continues its annual 5% stock dividend. The ratio of equity to assets declined because asset growth has exceeded retained earnings growth.

RISK MANAGEMENT

     Risk management is an important part of the Bank's operations and a key element of its overall financial results. The Comptroller, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Bank monitors its business activities and applies various strategies to manage the risks to which it is exposed. Credit and interest rate risks are two areas of particular concern.

CREDIT RISK

     Credit risk arises as a result of the Bank's lending activities. To manage this risk, the Bank practices sound, conservative lending, employs frequent monitoring procedures, and takes prompt corrective action when necessary. The Bank conducts frequent credit reviews using both internal and external, independent personnel. The Bank employs a risk rating system that identifies the overall potential amount of risk inherent in the loan portfolio. This monitoring and rating system is designed to help management determine current and potential problems so that corrective actions can be taken promptly.

     The amount of loans on nonaccrual status at the end of each of the past three years has declined. Loans contractually past due greater than 90 days and still accruing interest decreased in 1998 compared to 1997, but increased in 1997 over 1996.

     The Bank's impaired loans have also decreased over the past three years, especially from 1996 to 1997. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement.

     The amount of the Bank's other real estate owned (`OREO') generally reflects several factors including local economic conditions, its real estate secured loan delinquency rates, foreclosure rates, and its ability to sell properties without significant losses. Due to improvement in all of these factors, the Bank's OREO portfolio declined in 1998 to $1.1 million compared to $1.2 million in 1997 and $2.6 million in 1996. The Bank continues to actively market its existing properties.

     INTEREST RATE RISK

     The Bank monitors and evaluates its interest rate risk position on a quarterly basis using traditional gap analysis. Gap analysis calculates the mismatches, over certain time periods, between assets and liabilities whose interest rates are subject to repricing at their contractual maturity date or repricing period.

The following table shows the maturity and repricing of assets, liabilities and stockholders' equity at December 31, 1998.

   Contractual Gap Analysis as of December 31, 1998 (in thousands)

                                            Less than      3 months       1 to 5        Over 5     Non-interest
Repricing interval                          3 months       to 1 year      years         years      earning/bearing   Total
                                          --------------  ------------  -----------   -----------  --------------  --------
Deposits with financial institutions      $    1,397      $  3,998      $  1,001      $   --       $    --         $   6,396
Federal funds sold                            11,890           --           --            --            --            11,890
Investment securities                          1,502         2,070        23,651         19,339         --            46,562
Loans, gross                                  87,275        10,780        29,756         24,310           92         152,213
All other assets                                 --            --           --            --          19,739          19,739
                                          --------------  ------------  -----------   -----------  --------------  ---------
    Total                                 $  102,064      $ 16,848      $ 54,408      $  43,649    $  19,831       $ 236,800
                                                                                                                   ---------
                                                                                                                   ---------
Non-interest bearing deposits             $    --         $  --         $   --        $   --       $  44,015       $  44,015
Savings & NOW deposits                         --            --             --           45,971          --           45,971
Money market deposits                         69,969         --             --            --             --           69,969
Time deposits under $100,000                  12,619        21,191         3,997             84          --           37,891
Time deposits of $100,000 or more              9,407         8,129         1,011          --             --           18,547
All other liabilities                              9            25            18          --              945            997
Stockholders' equity                           --            --             --            --           19,410         19,410
                                          --------------  ------------  -----------   -----------  --------------  ---------
    Total                                 $   92,004      $ 29,345      $  5,026      $  46,055    $   64,370      $ 236,800
                                          --------------  ------------  -----------   -----------  --------------  ---------
Period gap                                $   10,060      $(12,497)     $ 49,382      $  (2,406)   $  (44,539)     ---------
Cumulative gap                            $   10,060      $ (2,437)     $ 46,945      $  44,539
Cumulative gap/total assets                        4%           -1%           20%            19%


NOTE: ALL AMOUNTS ARE REPORTED AT THEIR CONTRACTUAL MATURITY OR REPRICING PERIODS. FOR PURPOSES OF THIS ANALYSIS, THE BANK ASSUMES THAT SAVINGS DEPOSITS, WHICH HAVE NO STATED MATURITY, ARE NOT RATE-SENSITIVE, MONEY MARKET ACCOUNTS ARE REPRICED AT THE DISCRETION OF MANAGEMENT AND GENERALLY ARE MORE RATE SENSITIVE.

     The Bank has a positive cumulative gap of $10.0 million or 4% of total assets in the period of less than three months, which reverses to a negative cumulative gap of $2.4 million or negative 1% of total assets in the three months to one year period. When rates rise, net interest income will increase in the first three months, then decline over the remaining nine months as more interest-bearing liabilities reprice. When rates fall, the opposite is true. The Bank has a positive cumulative gap beyond one year that is offset by noninterest-bearing liabilities and stockholders' equity. The Bank normally evaluates its risk to earnings using interest rate changes of 200 basis points upon its one year cumulative gap. At December 31, 1998 an adverse change in interest rates upon the negative one year cumulative gap of $2.4 million would result in a decrease of approximately $49,000, or less than 1% of net interest income, which the Bank views as reasonable.

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of system miscalculations, operating problems and system failures.

     The Bank is addressing its year 2000 ("Y2K") issues using a five phase program. The five phases are awareness, assessment, renovation, validation, and implementation. A brief description of each phase and the Bank's progress toward completing each phase follows.

     The awareness phase identifies potential Y2K problems, develops an overall strategy for addressing the issues, obtains support from the board of directors and management, appoints a project team of employees to direct the Bank's activities, and implements an internal and external communication program to raise awareness of the problems and issues. The Bank completed this phase as of March 31, 1998.

     The assessment phase identifies all information technology systems i.e., hardware, software, networks, ATMs, etc., and non-information technology systems such as alarm and security systems, and environmental controls, etc. This phase also develops a system to evaluate and assess borrower and vendor preparedness, including a tracking and monitoring system to identify potential problems.

     The Bank's program to assess borrower preparedness includes commercial, real estate and consumer borrowers. The program is designed to evaluate each borrower's exposure to Y2K issues, the borrower's preparedness in addressing this exposure, and an assessment of the borrower's ability to meet its obligations under a worst case Y2K scenario. Based on this assessment, additional amounts are specifically allocated, as necessary, to cover potential losses for borrowers considered having a high Y2K risk rating. In addition, funds have been allocated to cover potential Y2K related losses, in general, without regard to specific borrowers.

     The Bank has completed all of its information and non-information technology system assessments. In addition, it has communicated with borrowers and vendors, established a monitoring system, logged responses, and assigned risk factors. The Bank has begun quantifying the Y2K risk factors associated with its borrowers and assigned preliminary allocations of the allowance for loan losses. This allocation process will be reviewed and revised on a quarterly basis through, at least, the first quarter of 2000. Accordingly, monitoring and communication with borrowers and vendors is ongoing.

     The Bank has also made initial assessments of its liquidity position in relation to the Y2K impact on large depositors and the deposit base, in general. At this time, the Bank does not see a high level of concern by customers regarding their ability to conduct normal banking activities. However, the Bank has made an initial assessment of its projected level of cash and cash-equivalents for the upcoming 1999 year-end, and is taking appropriate steps to ensure adequate funds will be available to meet customer needs, should the need arise. The Bank plans to review and appraise this issue on a quarterly basis and more frequently after June 1999.

     The renovation phase involves making the necessary information technology and non-information technology changes and upgrades necessary to be Y2K compliant. The Bank has installed new item processing equipment, new voice response hardware and software, and new local area network servers. It has upgraded its communication system, purchased new security and alarm systems, and installed three new automated teller machines. The Bank considers the renovation phase on all mission critical systems to be complete.

     The validation phase is the testing phase. The Bank uses a third party data processing vendor whose software is Y2K compliant. However, the software is currently undergoing proxy testing by several of its users and is expected to be complete by March 31, 1999. With few exceptions, the Bank has finished testing its other internal specialized systems.

     The implementation phase introduces system changes into its operating environment. Once tested, Y2K compliant systems are ready to be introduced into the Bank's operating environment. The target date for implementation of all systems is September 30, 1999.

     Contingency planning has begun. The board of directors has appointed a contingency planning project manager. A workgroup has been established, and an outside consulting firm engaged to help prepare a Y2K contingency plan. A contingency planning outline has been developed which provides a guided approach to assessing possible Y2K disruption risk, determines a logical course of action to fix the problem, or a plan to implement an alternative procedure. The Bank is currently in the process of identifying Y2K disruption risks and preparing written operating procedures. The Bank intends to complete a full business resumption plan by June 30, 1999.

     With respect to the cost of preparing for Y2K, the Bank's use of a third-party data processor and its policy of periodically upgrading in-house hardware and software systems have mitigated its direct expenses for Y2K. In 1998 the Bank spent approximately $30,000, not including the cost of a significant amount of Bank staff time, on assessing, renovating and testing its various systems. Its 1998 budget for Y2K expenses was approximately $40,000. In 1998 the Bank also spent approximately $171,000 to replace capital equipment, which would not have been replaced except for Y2K. Its 1998 capital budget was $155,000.

     In 1999, the Bank's operating budget is $50,500 and in 2000 $13,500. In 1999, its capital budget has recently been increased to $100,000.

     At this time, management thinks the most likely worst case Y2K scenario will involve the inability of the Bank's utility and telephone service providers to furnish consistent, uninterrupted power and telecommunication services to the Bank in the early weeks of 2000. This view is based solely on a lack of material disclosure provided to the Bank by these companies. The correspondence the Bank has received to date has been somewhat general in nature, and lacking the specific steps they have taken and still need to take to become fully compliant. Due to the complexity of today's power and telecommunication systems, management feels that there may be a good chance of occasional power outages, or loss of telephone service that may last for several hours or even several days.

     If the Bank lost telephone service for a few hours, it would be disruptive and certainly change normal operations but, most likely, the Bank would not close its doors. The Bank has undertaken a plan to receive and use data in hardcopy form and use cellular or digital wireless communications in the event of telephone service disruptions.

     Electrical service is a vital part of the Bank's operation. If the Bank lost power for more than a few hours it, most likely, would have to close its doors and discontinue normal operations. For this type of contingency, the Bank will be acquiring a fully installed electrical generator at a cost of approximately $50,000 to provide power to one of its offices. If a loss of power occurs for an extended period of time, the Bank would consolidate operations at this office. The generator has the capacity to provide consistent, uninterrupted power for 5 days. Management feels this will keep the Bank operating, with limited services, under a worst-case electrical disruption.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 13 (a).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE BANK; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Set forth below is certain information regarding the Directors and Executive Officers of the Bank as of December 31, 1998. Each of the Directors listed below was elected to the Board of Directors at the Bank's Annual Shareholders' Meeting held on May 5, 1998 to serve until the Bank's next Annual Meeting of Shareholders and until his successor is elected and qualified.


                                                                              Year Elected or
                                                                        Appointed Director or
Name and Title                                       Age                Principal Officer (1)
--------------                                      -----              ----------------------
James F Carroll,                                      69                             1983
 Chairman of the Board
 of Directors

Obert D. `Dale' Conway,                               71                             1985
 Vice Chairman of the
 Board of Directors

Paul M. Cable                                         49                             1998
 Senior Vice President and
 Chief Financial Officer

Samuel M. Ciccati, Ph.D.                              62                             1995
 Director



                                                                           Year Elected or
                                                                        Appointed Director or
Name and Title                                        Age               Principal Officer  (1)
--------------                                       -----              ----------------------
William V. Ehlen,                                      51                             1983
 President, Chief Executive
 Officer and Director

Thomas Ferrara,                                        55                             1986
 Executive Vice President and
 Chief Credit Officer

Myron D. Fessler, M.D.                                 67                             1985
 Director

Michael P. Foley                                       53                             1993
 Senior Vice President and
 Senior Loan Officer

Philip J. Gelber, M.D.                                 64                             1996
 Director

Connie Goules                                          49                             1998
 Senior Vice President and
 Chief Administrative Officer

C. K. Hill, O.D.                                       80                             1984
 Secretary and Director

Janet L. Johnson,                                      64                             1983
 Director

Lloyd E. Peterson,                                     72                             1983
 Director

Joseph G. Vehige,                                      77                             1985
 Director

(1) All Directors and Executive Officers serve for a term of one year.

JAMES F. CARROLL

     James F. Carroll is Chairman of the Board of Directors of the Bank. Mr. Carroll has also been president of Data Disposal, Inc. since 1985. Mr. Carroll is a member of the Association of Naval Aviation, the Tailhook Association, and the Retired Officers Association.

OBERT D. `DALE' CONWAY

     Mr. Conway is the Vice Chairman of the Board of Directors of the Bank. Since 1987, Mr. Conway has been the owner of Continental Investors, a firm which makes investments in dry cleaning establishments.

PAUL M. CABLE

     Mr. Cable is Senior Vice President and Chief Financial Officer of the Bank, a position he has held since July 1998. Prior to that, he was Vice President and Controller of the Bank since 1995. From 1991 to 1995, Mr. Cable was Senior Vice President and Chief Financial Officer of First National Bank of North County, Carlsbad, California.

SAMUEL M. CICCATI, PH.D.

     Dr. Ciccati has been an investor in real estate during the past five years. He was formerly the President of Cuyamaca College, El Cajon, California from 1984 until his retirement in 1993.

WILLIAM V. EHLEN

     Mr. Ehlen has been the President and Chief Executive Officer of the Bank since its inception in 1983.

THOMAS FERRARA

     Thomas Ferrara is the Executive Vice President and Chief Credit Officer of the Bank, a position he has held since joining the Bank in 1986.

MYRON D. FESSLER, M.D.

     Myron D. Fessler, M.D. has been a physician with Comp Health/Kron since 1993. Prior to that, Dr. Fessler was in private practice in Jamul, California from 1988 to 1993.

MICHAEL P. FOLEY

     Michael P. Foley is the Senior Vice President and Senior Lending Officer of the Bank, a position he has held since joining the Bank in 1993.

PHILIP J. GELBER, M.D.

     Philip J. Gelber, M.D. is an ophthalmologist in practice since 1969. He was past president of the San Diego Ophthalmological Society and is a current medical director of the San Diego Eye Bank.

CONNIE GOULES

     Connie Goules is Senior Vice President and Chief Administrative Officer of the Bank, a position she has held since June, 1998. She joined the Bank in 1991 as Customer Accounting Manager, and from

1992 to 1998 rose from Assistant Vice President and Administrative Officer to 1st Vice President and Administrative Officer.

C.K. HILL, O.D.

     C.K. Hill has been the owner of Casa de Oro Travel since 1978 and is active in the Spring Valley Rotary Club.

JANET L. JOHNSON

     Janet L. Johnson is the owner of M.C. Johnson Scraper Rental, a National City earthmoving business which she has operated since 1975.

LLOYD E. PETERSON

     Lloyd E. Peterson has been active in custom home building over the past five years.

JOSEPH G. VEHIGE

     Joseph G. Vehige has been an investor (real estate and securities) for the past five years.

     During 1998 the Board of Directors held 12 regular meetings, and one organizational meeting. In addition to meeting as an entire Board, members of the Board of Directors also devote their time and talent to certain standing committees.

     The Audit Committee is comprised of Directors Gelber, Hill, Johnson and Peterson, and internal auditor Audrey Wilson. Messrs. Ehlen and Cable are ex officio members. During 1998 the committee met on three occasions.

     The Loan and Discount Committee consists of Directors Ciccati, Conway, Ehlen and Fessler, and executive officers Ferrara and Foley. The committee, which establishes credit policy and approves loans in excess of management's internal limits, met 21 times in 1998.

     The Executive Committee serves as a planning arm of the Board of Directors and is charged with general policy recommendations to the entire Board. The committee consists of Directors Carroll, Conway, Ehlen, Fessler and Hill and met six times in 1998.

     The Compensation and Human Resources Committee is comprised of Directors Ciccati, Ehlen, Peterson and Vehige, and human resources director Elizabeth I. Sigal. The committee reviews the compensation plan for the Bank's employees and makes recommendations to the entire Board with respect to salaries of executive officers of the Bank. The committee met on six occasions in 1998.

     The Investment Committee consists of Directors Ehlen, Gelber, Hill, Johnson and Vehige, and executive officer Paul M. Cable. The committee reviews management's adherence to investment and funds management policy and met on five occasions in 1998.

     The Board does not have a standing Nominating Committee.

     During 1998 all members of the Board attended at least 75% of the regular meetings of the Board of Directors and of the committees to which they were appointed to serve, with the exception of Director Fessler who was absent from three of six Executive Committee meetings due to scheduling conflicts related to his profession as a physician with Comp Health/Kron.

     Under the securities laws of the United States, the Bank's directors, its executive officers, and any persons holding more than 10% of the Bank's common stock are required to report their initial ownership of the Bank's common stock and any subsequent changes in that ownership to the Comptroller of the Currency. Specific due dates for these reports have been established and the Bank is required to identify in this annual report those persons who failed to timely file these reports. All of the filing requirements were satisfied for 1998.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item regarding executive compensation has been set forth in the Proxy Statement for Valley National Corporation to be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the caption `Compensation of Executive Officers and Directors,' and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item regarding security ownership of certain beneficial owners and management has been set forth in the Proxy Statement for Valley National Corporation under the caption `Stock Ownership of Management and Certain Beneficial Owners,' and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item regarding certain relationships and related transactions has been set forth in the Proxy Statement for Valley National Corporation under the caption `Certain Other Transactions,' and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

     The financial statements of the Bank are included herein as required under
     Item 7 of this annual report on Form 10-KSB. See Index to Financial Statements.

     (2) Financial Statement Schedules

     All financial statement schedules have been omitted since the information is either not applicable or required, or is included in the financial statements or notes thereof.

     (3) Exhibits

     The exhibits listed below are required by Item 601 of Regulation S-K.


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   ------------------------
 3(i)(1)         Articles of Association of the Bank.

 3(ii)(2)        Restated By-Laws of the Bank.

 4.1             Reference is made to Exhibits 3(i) and 3(ii).

 10.1            401(k) Plan.

 10.2(3) Valle de Oro Bank, N.A. 1994 Stock Option Plan and forms of agreements.

 10.3            Employment Agreement dated July 1, 1995 between the Bank and
                 William V. Ehlen.

 10.4 Salary Continuation Agreement dated January 10, 1996 between the Bank and William V. Ehlen.

(1) Incorporated by reference to Exhibit 4.1 to the Bank's Registration Statement On Form S-8, filed March 4, 1996.

(2) Incorporated by reference to Exhibit 4.2 to the Bank's Registration Statement On Form S-8, filed March 4, 1996.

(3) Incorporated by reference to Exhibit 10.1 to the Bank's Registration Statement on Form S-8, filed March 4, 1996.


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------
 10.5            Note secured by deed of trust dated April 11, 1990, in the amount of $250,000 payable to Crest Rentals, Inc., a California corporation, in equal monthly installments of $3,100, principal and interest at the rate of 8.5% per annum, beginning May 1,
                 1990 until June 1, 2005.

 10.6            Ground lease dated November 9, 1960, by and between Alcott
                 Estates, a California limited partnership and Bank of America, N.T.S.A., assigned to the Bank on August 1, 1985 for an initial term of 30 years with options to renew for two additional terms of ten years each.

 10.7 Lease dated November 15, 1987, by and between Reseda Investors, a California general partnership, and the Bank for a term of 15 years with options to renew for two additional terms of five years each.

 10.8            Lease dated August 6, 1982, by and between BSD Service
                 Corporation, a California corporation, and Grossmont Center
                 Land Company, a California limited partnership, amended and assigned to the Bank as of January 29, 1993, with a termination date of January 10, 2015.

 10.9            Lease dated September 7, 1994, by and between Wellesley Company
                 N.V., a Netherlands Antilles corporation, and the Bank for an initial term of five years and three months with options to renew for three additional terms of five years each.

 10.10(4)        Valle de Oro Bank, N.A. Employee Stock Ownership Plan

 23.1            Consent of Independent Auditors


(4)   Valle de Oro Bank N.A. Employee Stock Ownership Plan, filed as
      Exhibit 10.9 to the Company's registration statement on Form S-4 (Registration No. 333-67661) is incorporated herein by reference.

      Amendment to Valle de Oro Bank, N.A. Employee Stock Ownership Plan, filed as Exhibit 99.2 to the Company's registration statement on Form S-8 as filed with the SEC on March 31, 1999 is incorporated herein by reference.

(b)              Reports on Form 8-K

On November 30, 1998 the Bank filed a report on Form 8-K, Item 5, with the Office of the Comptroller of the Currency stating that on November 23, 1998 the Bank filed a registration statement with the Securities and Exchange Commission on Form S-4 to form a bank holding company called Valley National Corporation. As part of the reorganization, shares of Valle de Oro Bank would be exchanged for shares of Valley National Corporation on the basis of two-for-one.

On November 5, 1998 the Bank filed a report on Form 8-K, Item 5, with the Office of the Comptroller of the Currency stating that the Bank was approved to list its shares on the Nasdaq National Market System effective November 17, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valle de Oro Bank, N.A.

/s/ William V. Ehlen                        Date:     3-17-99
--------------------------                       ------------
William V. Ehlen,
President and Chief Executive Officer


/s/ Paul M. Cable                           Date:     3-17-99
--------------------------                       ------------
Paul M. Cable,
Senior Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James F. Carroll                        Date:     3-17-99
--------------------------                       ------------
James F. Carroll,
Chairman of the Board of Directors


/s/ Obert D. Conway                         Date:    3-17-99
--------------------------                       ------------
Obert D. Conway,
Vice Chairman of the Board of Directors

/s/ Samuel M. Ciccati                       Date:    3-17-99
--------------------------                       ------------
Samuel M. Ciccati,
Director

/s/ Myron D. Fessler                        Date:    3-17-99
--------------------------                       ------------
Myron D. Fessler,
Director

/s/ Philip J. Gelber                        Date:    3-17-99
--------------------------                       ------------
Philip J. Gelber,
Director

/s/ C.K. Hill                               Date:    3-17-99
--------------------------                       ------------
C.K. Hill,
Director

/s/ Janet L. Johnson                        Date:    3-17-99
--------------------------                       ------------
Janet L. Johnson,
Director

/s/ Lloyd E. Peterson                       Date:    3-17-99
--------------------------                       ------------
Lloyd E. Peterson,
Director

                                            Date:
--------------------------                       ------------
Joseph G. Vehige,
Director

                             VALLE DE ORO BANK, N.A.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                     Page
                                                                                    -------
Report of KPMG LLP,
 Independent Auditors.........................................................       F-1

Report of PricewaterhouseCoopers, LLP,
 Independent Accountants......................................................       F-2

Balance Sheets - December 31, 1998 and 1997...................................       F-3

Statements of Earnings - Years Ended
 December 31, 1998, 1997 and 1996.............................................       F-4

Statements of Changes in Stockholders' Equity and Comprehensive Income
 Years Ended December 31, 1998, 1997 and 1996 ................................       F-5

Statements of Cash Flows - Years Ended
 December 31, 1998, 1997 and 1996 ............................................       F-6 - F-7

Notes to Financial Statements.................................................       F-8 - F-28


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Valle de Oro Bank, N.A.:


We have audited the accompanying balance sheets of Valle de Oro Bank, N.A. as of December 31, 1998 and 1997 and the related statements of earnings, changes in stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying financial statements of the Bank for the year ended December 31, 1996 were audited by other auditors whose report thereon, dated January 17, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valle de Oro Bank, N.A. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       KPMG LLP


San Diego, California
January 20, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Valle de Oro Bank, N.A.

In our opinion, the accompanying statements of earnings, changes in equity and comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Valle de Oro Bank, N.A. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                    PricewaterhouseCoopers, LLP

San Diego, California
January 17, 1997

                             VALLE DE ORO BANK, N.A.

                                 Balance Sheets

                           December 31, 1998 and 1997



                       ASSETS                                                            1998                  1997
                                                                                 ----------------    ---------------
Cash and due from banks                                                           $    11,704,000      $  10,562,000
Federal funds sold                                                                     11,890,000          8,731,000
Interest-earning deposits                                                               6,396,000          4,499,000
Securities:
     Available-for-sale                                                                23,609,000         21,209,000
     Held-to-maturity                                                                  22,953,000         16,055,000
Federal Reserve Bank stock                                                                445,000            384,000
Loans, net                                                                            149,708,000        134,837,000
Bank premises and equipment, net                                                        4,978,000          5,220,000
Other real estate owned, net                                                            1,103,000          1,249,000
Accrued interest receivable                                                             1,617,000          1,600,000
Other assets                                                                            2,397,000          1,737,000
                                                                                   --------------      -------------
                 Total assets                                                      $  236,800,000      $ 206,083,000
                                                                                   --------------      -------------
                                                                                   --------------      -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                                          $   44,015,000         35,110,000
     Savings                                                                          115,940,000        100,873,000
     Time deposits under $100,000                                                      37,891,000         36,021,000
     Time deposits of $100,000 or more                                                 18,547,000         16,143,000
                                                                                   --------------      -------------

                 Total deposits                                                       216,393,000        188,147,000

Long-term debt                                                                             52,000             83,000
Accrued expenses and other liabilities                                                    945,000            827,000
                                                                                    -------------      -------------

                 Total liabilities                                                    217,390,000        189,057,000
                                                                                    -------------      -------------

Stockholders' equity:
     Common stock, $3.33 par value; authorized 10,000,000 shares; issued and outstanding 1,323,000 and 1,234,000 shares in
        1998 and 1997, respectively                                                     4,407,000          4,110,000
     Additional paid-in capital                                                        10,467,000          8,698,000
     Accumulated other comprehensive income-unrealized gains on
        securities available-for-sale, net                                                142,000             76,000
     Retained earnings                                                                  4,394,000          4,142,000
                                                                                    -------------      -------------

                 Total stockholders' equity                                            19,410,000         17,026,000
                                                                                    -------------      -------------

                 Total liabilities and stockholders' equity                         $ 236,800,000      $ 206,083,000
                                                                                    -------------      -------------
                                                                                    -------------      -------------


See accompanying notes to financial statements.

                             VALLE DE ORO BANK, N.A.

                             Statements of Earnings

                  Years ended December 31, 1998, 1997 and 1996



                                                                     1998                  1997                  1996
                                                              -------------------   -------------------    ------------------
Interest income:
     Interest and fees on loans                               $   14,456,000        $   13,053,000         $  12,292,000
     Interest on securities:
        Taxable                                                    1,429,000             1,524,000             1,236,000
        Exempt from federal income taxes                             704,000               558,000               362,000
     Interest on federal funds sold                                1,141,000               877,000               774,000
     Interest on interest-earning deposits                           296,000               258,000               201,000
                                                              -------------------   -------------------    ------------------
                                                                  18,026,000            16,270,000            14,865,000
                                                              -------------------   -------------------    ------------------
Interest expense:
     Time deposits of $100,000 or more                               815,000               799,000               815,000
     Other deposits                                                5,482,000             5,141,000             4,501,000
                                                              -------------------   -------------------    ------------------
                                                                   6,297,000             5,940,000             5,316,000
                                                              -------------------   -------------------    ------------------
                 Net interest income before provision
                    for loan losses                               11,729,000            10,330,000             9,549,000
Provision for loan losses                                            627,000               497,000             1,062,000
                                                              -------------------   -------------------    ------------------
                 Net interest income after
                    provision for loan losses                     11,102,000             9,833,000             8,487,000
                                                              -------------------   -------------------    ------------------
Other operating income:
     Service charges on deposit accounts                           1,614,000             1,642,000             1,495,000
     Merchant processing fees                                        546,000               514,000               418,000
     Mortgage brokerage fees                                         254,000               192,000                63,000
     Gain on sale of loans                                            81,000                48,000                    --
     Other                                                           512,000               348,000               273,000
                                                              -------------------   -------------------    ------------------
                                                                   3,007,000             2,744,000             2,249,000
                                                              -------------------   -------------------    ------------------
Other operating expenses:
     Compensation and employee benefits                            5,236,000             4,951,000             4,359,000
     Occupancy expense                                             1,142,000             1,101,000               872,000
     Furniture and equipment                                         683,000               622,000               503,000
     Other                                                         3,501,000             3,014,000             2,808,000
                                                              -------------------   -------------------    ------------------
                                                                  10,562,000             9,688,000             8,542,000
                                                              -------------------   -------------------    ------------------
                 Earnings before income taxes                      3,547,000             2,889,000             2,194,000
Income tax expense                                                 1,147,000             1,037,000               791,000
                                                              -------------------   -------------------    ------------------

                 Net earnings                                 $    2,400,000        $    1,852,000         $   1,403,000
                                                              -------------------   -------------------    ------------------
                                                              -------------------   -------------------    ------------------
Basic earnings per share                                      $         1.83        $         1.43         $        1.09
                                                              -------------------   -------------------    ------------------
                                                              -------------------   -------------------    ------------------
Diluted earnings per share                                    $         1.69        $         1.33         $        1.06
                                                              -------------------   -------------------    ------------------
                                                              -------------------   -------------------    ------------------


See accompanying notes to financial statements.

                             VALLE DE ORO BANK, N.A.

     Statements of Changes in Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1998, 1997 and 1996




                                                                                                                   ACCUMULATED
                                                            COMMON STOCK                    ADDITIONAL                OTHER
                                              ----------------------------------------        PAID-IN             COMPREHENSIVE
                                                    SHARES               AMOUNT               CAPITAL                 INCOME
                                              -------------------   ------------------   -------------------   --------------------
Balance at January 1, 1996                         1,108,000        $   3,690,000        $    7,282,000        $        128,000
5% stock dividend                                     55,000              183,000               586,000                      --
Cash issued in lieu of fractional
     shares in 5% stock dividend                          --                   --                    --                      --
Stock options exercised                               13,000               43,000                61,000                      --
Cash dividends at $0.24 per share                         --                   --                    --                      --
Comprehensive income:
     Net unrealized change in securities
        available-for-sale, net of taxes
        of $68,000                                        --                   --                    --                (128,000)
     Net earnings                                         --                   --                    --                      --

Total comprehensive income
                                              -------------------   ------------------   -------------------   --------------------
Balance at December 31, 1996                       1,176,000            3,916,000             7,929,000                      --
5% stock dividend                                     58,000              194,000               769,000                      --
Cash issued in lieu of fractional
     shares in 5% stock dividend                          --                   --                    --                      --
Cash dividends at $0.24 per share                         --                   --                    --                      --
Comprehensive income:
     Net unrealized change in securities
        available-for-sale, net of taxes
        of $48,000                                        --                   --                    --                  76,000
     Net earnings                                         --                   --                    --                      --

Total comprehensive income
                                              -------------------   ------------------   -------------------   --------------------
Balance at December 31, 1997                       1,234,000            4,110,000             8,698,000                  76,000
5% stock dividend                                     62,000              207,000             1,587,000                      --
Cash issued in lieu of fractional
     shares in 5% stock dividend                          --                   --                    --                      --
Stock options exercised                               27,000               90,000               182,000                      --
Cash dividends at $0.26 per share                         --                   --                    --                      --
Comprehensive income:
     Net unrealized change in securities
        available-for-sale, net of taxes
        of $46,000                                        --                   --                    --                  66,000
     Net earnings                                         --                   --                    --                      --

Total comprehensive income
                                              -------------------   ------------------   -------------------   --------------------
Balance at December 31, 1998                       1,323,000        $   4,407,000        $   10,467,000        $        142,000
                                              -------------------   ------------------   -------------------   --------------------
                                              -------------------   ------------------   -------------------   --------------------



                                                    RETAINED
                                                    EARNINGS                TOTAL
                                               ------------------    ------------------
Balance at January 1, 1996                     $   3,203,000       $    14,303,000
5% stock dividend                                   (769,000)                   --
Cash issued in lieu of fractional
     shares in 5% stock dividend                      (6,000)               (6,000)
Stock options exercised                                   --               104,000
Cash dividends at $0.24 per share                   (279,000)             (279,000)
Comprehensive income:
     Net unrealized change in securities
        available-for-sale, net of taxes
        of $68,000                                        --              (128,000)
     Net earnings                                  1,403,000             1,403,000
                                                                     ------------------

Total comprehensive income                                               1,275,000
                                               ------------------    ------------------

Balance at December 31, 1996                       3,552,000            15,397,000
5% stock dividend                                   (963,000)                   --
Cash issued in lieu of fractional
     shares in 5% stock dividend                      (7,000)               (7,000)
Cash dividends at $0.24 per share                   (292,000)             (292,000)
Comprehensive income:
     Net unrealized change in securities
        available-for-sale, net of taxes
        of $48,000                                        --                76,000
     Net earnings                                  1,852,000             1,852,000
                                                                     ------------------
Total comprehensive income                                               1,928,000
                                               ------------------    ------------------

Balance at December 31, 1997                       4,142,000            17,026,000
5% stock dividend                                 (1,794,000)                   --
Cash issued in lieu of fractional
     shares in 5% stock dividend                     (15,000)              (15,000)
Stock options exercised                                   --               272,000
Cash dividends at $0.26 per share                   (339,000)             (339,000)
Comprehensive income:
     Net unrealized change in securities
        available-for-sale, net of taxes
        of $46,000                                        --                66,000
     Net earnings                                  2,400,000             2,400,000
                                                                     ------------------
Total comprehensive income                                               2,466,000
                                               ------------------    ------------------
Balance at December 31, 1998                   $   4,394,000         $  19,410,000
                                               ------------------    ------------------
                                               ------------------    ------------------



See accompanying notes to financial statements.

                             VALLE DE ORO BANK, N.A.

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                    1998                  1997                  1996
                                                              ------------------    ------------------    ------------------
Cash flows from operating activities:
     Net earnings                                             $   2,400,000         $   1,852,000         $   1,403,000
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Gain on sale of loans                                    (81,000)              (48,000)                   --
           Depreciation and amortization                            955,000             1,010,000               617,000
           (Gain) loss on sale of other real estate owned           (29,000)              (75,000)               26,000
           Provision for loan losses                                627,000               497,000             1,062,000
           Provision for losses on other real estate
              owned                                                  60,000               143,000                    --
           Increase in accrued interest receivable and
              other assets                                         (723,000)             (498,000)             (122,000)
           Increase (decrease) in accrued expenses and
              other liabilities                                     118,000               (54,000)              453,000
                                                              ------------------    ------------------    ------------------
                 Net cash provided by operating
                    activities                                    3,327,000             2,827,000             3,439,000
                                                              ------------------    ------------------    ------------------
Cash flows from investing activities:
     Net increase in securities                                          --                    --            (8,293,000)
     Maturities of securities held-to-maturity                    1,136,000                    --                    --
     Purchases of securities held-to-maturity                    (8,162,000)           (8,954,000)                   --
     Proceeds from sale of securities available-for-sale                 --               675,000                    --
     Maturities of securities available-for-sale                  9,485,000             4,732,000                    --
     Purchases of securities available-for-sale                 (11,773,000)           (2,723,000)                   --
     Net additions to interest-earning deposits                  (1,897,000)             (601,000)             (599,000)
     Purchases of Federal Reserve Bank stock                        (61,000)              (30,000)              (25,000)
     Net increase in loans outstanding                          (16,209,000)          (17,891,000)          (16,570,000)
     Purchases of bank premises and equipment                      (585,000)           (1,496,000)           (2,496,000)
     Proceeds from insurance                                             --             1,154,000                    --
     Proceeds from sale of loans                                    837,000               745,000                    --
     Proceeds from sale of other real estate owned                   70,000             1,323,000               425,000
                                                              ------------------    ------------------    ------------------
                 Net cash used in investing activities          (27,159,000)          (23,066,000)          (27,558,000)
                                                              ------------------    ------------------    ------------------
Cash flows from financing activities:
     Net increase in deposits                                    28,246,000            21,088,000            25,091,000
     Payments on long-term debt                                     (31,000)              (29,000)              (27,000)
     Proceeds from exercise of stock options                        272,000                    --               104,000
     Cash paid in lieu of fractional shares on 5% stock
        dividend                                                    (15,000)               (7,000)               (6,000)
     Cash dividends paid                                           (339,000)             (292,000)             (279,000)
                                                              ------------------    ------------------    ------------------
                 Net cash provided by financing
                    activities                                   28,133,000            20,760,000            24,883,000
                                                              ------------------    ------------------    ------------------
Net increase in cash and cash equivalents                         4,301,000               521,000               764,000
Cash and cash equivalents at beginning of year                   19,293,000            18,772,000            18,008,000
                                                              ------------------    ------------------    ------------------
Cash and cash equivalents at end of year                      $  23,594,000         $  19,293,000         $  18,772,000
                                                              ------------------    ------------------    ------------------
                                                              ------------------    ------------------    ------------------

                             VALLE DE ORO BANK, N.A.

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                              1998                 1997               1996
                                                                        ----------------    ----------------    ----------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $    6,336,000      $    5,916,000      $    5,299,000
     Cash paid during the year for income taxes                         $    1,554,000      $    1,451,000      $      665,000

Supplemental disclosure of noncash investing and financing activities:
        Loans transferred to other real estate owned                    $      738,000      $       79,000      $      664,000
        Deletions of Bank premises and equipment due
           to fire                                                      $       --          $    1,679,000      $        --


        Loans to facilitate the sale of other real estate
           owned                                                        $      783,000      $     --            $        --


See accompanying notes to financial statements.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997







(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF OPERATIONS

          Valle de Oro Bank, N.A. (the "Bank") operates six offices in San Diego County, California. The Bank's primary source of revenue is interest from real estate and commercial loans to individuals and small to middle-market businesses. The accounting and reporting policies of the Bank conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant policies.

     (b)  CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, cash and cash equivalents consist of cash, due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Bank keeps $350,000 on deposit at the Federal Reserve Bank in accordance with a compensating balance arrangement.

     (c)  SECURITIES

          Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to call or maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of other comprehensive income until realized. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

          When a security is sold, the realized gain or loss, determined on a specific-identification basis, is included in earnings. To the extent a security has a decline in fair value, which is determined by the Bank as other than temporary, the adjusted cost basis is written down to fair value and the amount of the write-down is charged to earnings.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




     (d)  LOANS AND LOAN FEES

          Loans are stated at the amount of principal outstanding. Interest income is accrued daily on the outstanding loan balances using the simple-interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when payment in full of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in process of collection.

          Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. Net deferred fees and costs are recognized in interest income over the terms of the loans using the interest method. The amortization of loan fees is discontinued on nonaccrual loans.

     (e)  ALLOWANCE FOR LOAN LOSSES

          An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

          A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. Since substantially all of the Bank's loans are collateral dependent, the calculation of the allowance for losses on impaired loans is generally based on the fair value of the collateral, less estimated costs of disposal.

          The allowance for loan losses is subjective and may be adjusted in the future because of changes in economic conditions and the repayment abilities of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance. These agencies may require the Bank to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997





     (f)  BANK PREMISES AND EQUIPMENT

          Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense using the straight-line method over the estimated useful lives of depreciable assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized to operating expense over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter.

     (g)  OTHER REAL ESTATE OWNED

          Real estate properties acquired through loan foreclosure or through acceptance of a deed-in-lieu of foreclosure are initially recorded at fair value, less estimated selling costs at the date of foreclosure. Once real estate properties are acquired, valuations are periodically obtained by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value, less estimated costs of disposal. Real estate properties held for sale are carried at the lower of cost, including the cost of improvements and amenities incurred subsequent to acquisition, or fair value, less estimated selling costs. Costs related to development and improvement of properties are capitalized, whereas costs relating to holding the properties are expensed.

     (h)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     (i)  STOCK-BASED COMPENSATION

          Prior to January 1, 1996, the Bank accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net earnings and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Bank has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of Statement 123.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997






     (j)  EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

     (k)  USE OF ESTIMATES

          Management of the Bank has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l)  COMPREHENSIVE INCOME

          On January 1, 1998, the Bank adopted SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements; it does not change the display or components of present-day net earnings. Comprehensive income consists of net earnings and net unrealized gains (losses) on available-for-sale securities and is presented in the statements of stockholders' equity and comprehensive income. Statement 130 requires only additional disclosures in the financial statements; it does not affect the Bank's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     (m)  YEAR 2000

          The Bank has developed a remediation plan and is in the process of converting computer systems and applications for the Year 2000. Expenditures related to Year 2000 issues are expensed as incurred.

     (n)  RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year's presentation.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997


(2)  SECURITIES AVAILABLE-FOR-SALE

     The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of December 31, 1998 and 1997 are as follows:

                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED            FAIR
                                              AMORTIZED COST         GAINS             LOSSES             VALUE
                                             -----------------   ---------------   ---------------   -----------------
      1998:
      U.S. Treasury notes and U.S.
          agency securities                  $     14,655,000    $    155,000      $    (55,000)     $     14,755,000
      Obligations of states and
          political subdivisions                    8,417,000         162,000           (23,000)            8,556,000
      Corporate obligations                           301,000              --            (3,000)              298,000
                                             -----------------   ---------------   ---------------   -----------------
                                             $     23,373,000    $    317,000      $    (81,000)     $     23,609,000
                                             -----------------   ---------------   ---------------   -----------------
                                             -----------------   ---------------   ---------------   -----------------

      1997:
      U.S. Treasury notes and U.S.
          agency securities                  $     16,844,000    $     69,000      $     (4,000)     $     16,909,000
      Obligations of states and
          political subdivisions                    4,241,000          68,000            (9,000)            4,300,000
                                             -----------------   ---------------   ---------------   -----------------
                                             $     21,085,000    $    137,000      $    (13,000)     $     21,209,000
                                             -----------------   ---------------   ---------------   -----------------
                                             -----------------   ---------------   ---------------   -----------------

     The maturity distribution based on amortized cost and fair value as of December 31, 1998, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:


                                                                        AMORTIZED COST          FAIR VALUE
                                                                       ------------------   ------------------
      Due in one year or less                                          $      3,094,000     $     3,103,000
      Due after one year through five years                                  13,058,000          13,211,000
      Due after five years through ten years                                  5,509,000           5,616,000
      Due after ten years                                                     1,712,000           1,679,000
                                                                       ------------------   ------------------
                                                                       $     23,373,000     $    23,609,000
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

     As of December 31, 1998, securities held-to-maturity with an amortized cost of $1,910,000 and securities available-for-sale with a fair value of $2,565,000 totaling $4,475,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements.

     During 1998, 1997 and 1996, all unrealized gains arose during the year and are included in other comprehensive income. No previous unrealized gains or losses were realized in earnings for the years

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997





     ended December 31, 1998, 1997 or 1996.

(3)  SECURITIES HELD-TO-MATURITY

     The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity as of December 31, 1998 and 1997 are as follows:

                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED            FAIR
                                              AMORTIZED COST          GAINS             LOSSES             VALUE
                                             -----------------   ---------------   ---------------   -----------------
      1998:
      U.S. Treasury notes and U.S.
          government agencies                $      7,499,000    $     85,000      $    (17,000)     $      7,567,000
      Obligations of states and
          political subdivisions                   14,986,000         609,000                --            15,595,000
      Corporate obligations                           468,000           2,000                --               470,000
                                             -----------------   ---------------   ---------------   -----------------
                                             $     22,953,000    $    696,000      $    (17,000)     $     23,632,000
                                             -----------------   ---------------   ---------------   -----------------
                                             -----------------   ---------------   ---------------   -----------------

      1997:
      U.S. Treasury notes and U.S.
          government agencies                $      2,916,000    $     27,000      $     (1,000)     $      2,942,000
      Obligations of states and
          political subdivisions                   12,662,000         255,000           (55,000)           12,862,000
      Corporate obligations                           477,000              --                --               477,000
                                             -----------------   ---------------   ---------------   -----------------
                                             $     16,055,000    $    282,000      $    (56,000)     $     16,281,000
                                             -----------------   ---------------   ---------------   -----------------
                                             -----------------   ---------------   ---------------   -----------------

     The maturity distribution based on amortized cost and fair value as of December 31, 1998, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                        AMORTIZED COST         FAIR  VALUE
                                                                       ------------------   ------------------
      Due in one year or less                                          $        468,000     $       470,000
      Due after one year through five years                                  10,440,000          10,581,000
      Due after five years through ten years                                  9,391,000           9,721,000
      Due after ten years                                                     2,654,000           2,860,000
                                                                       ------------------   ------------------
                                                                       $     22,953,000     $    23,632,000
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997





(4)      LOANS

     The composition of the Bank's loan portfolio is as follows as of December
     31:

                                                                             1998                 1997
                                                                       ------------------   ------------------
      Construction                                                     $      7,960,000     $      5,899,000
      Real estate                                                            66,850,000           61,070,000
      Commercial and industrial loans                                        62,341,000           56,477,000
      Installment                                                            14,754,000           12,621,000
      All other loans (including overdrafts)                                    308,000              828,000
                                                                       ------------------   ------------------

                                                                            152,213,000          136,895,000

      Less allowance for loan losses                                         (1,687,000)          (1,342,000)
      Less deferred loan fees                                                  (818,000)            (716,000)
                                                                       ------------------   ------------------
                                                                       $    149,708,000     $    134,837,000
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

     Although the Bank seeks to avoid undue concentrations of loans to a single industry or based upon a single class of collateral, the Bank's loan portfolio consists primarily of loans to borrowers within San Diego County and, as a result, the Bank's loan and collateral portfolios are to some degree concentrated. The portfolio is well diversified in both project type and area within the San Diego County region. The Bank evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

     The Bank has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Bank's loan portfolio as of December 31, 1998 and 1997 were $92,000 and $158,000, respectively, which had aggregate specific related allowance amounts of $9,000 and $61,000, respectively. During 1998, 1997 and 1996, the average balances of impaired loans were $302,000, $219,000 and $2,102,000, respectively. During 1998 and 1997, no interest was recognized on these loans during the period of impairment. During 1996, $75,000 of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Bank policy.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




     A summary of the activity in the allowance for loan losses is as follows:

                                                        1998                 1997                 1996
                                                  ------------------   ------------------   ------------------
      Balance, beginning of year                  $     1,342,000      $     1,189,000      $     1,198,000
      Provision for loan losses                           627,000              497,000            1,062,000
      Loans charged off                                  (368,000)            (449,000)          (1,166,000)
      Recoveries                                           86,000              105,000               95,000
                                                  ------------------   ------------------   ------------------
      Balance, end of year                        $     1,687,000      $     1,342,000      $     1,189,000
                                                  ------------------   ------------------   ------------------
                                                  ------------------   ------------------   ------------------

     Loans on nonaccrual amounted to $92,000, $350,000 and $619,000 as of December 31, 1998, 1997 and 1996, respectively. Interest income of $43,000, $45,000 and $66,000 would have been recorded for the years ended December 31, 1998, 1997 and 1996, respectively, if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $20,000, $17,000 and $15,000 was recognized on loans subsequently transferred to nonaccrual status as of December 31, 1998, 1997 and 1996, respectively. Loans contractually past due greater than 90 days and still accruing interest totaled approximately $437,000, $544,000 and $12,000 as of December 31, 1998, 1997 and 1996, respectively.

     In the normal course of business, the Bank has granted loans to certain directors and their affiliates under terms which Bank management believes are consistent with the Bank's general lending policies. An analysis of this activity is as follows:

                                                                             1998                 1997
                                                                       ------------------   ------------------
      Balance, beginning of year                                       $    1,041,000       $      982,000
      Loans granted, including renewals                                       470,000              236,000
      Repayments                                                             (398,000)            (177,000)
                                                                       ------------------   ------------------
      Balance, end of year                                             $    1,113,000       $    1,041,000
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

     The Bank had additional commitments for loans of $2,345,000 and $731,000 to certain directors and their affiliates as of December 31, 1998 and 1997, respectively.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




(5)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment consist of the following as of December 31:

                                                                             1998                 1997
                                                                       ------------------   ------------------
      Land                                                             $        746,000     $        746,000
      Buildings                                                               1,500,000            1,416,000
      Leasehold improvements                                                  3,318,000            3,227,000
      Furniture, fixtures and equipment                                       3,888,000            3,478,000
                                                                       ------------------   ------------------
                                                                              9,452,000            8,867,000
      Less accumulated depreciation and amortization                         (4,474,000)          (3,647,000)
                                                                       ------------------   ------------------
                                                                       $      4,978,000     $      5,220,000
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $827,000, $788,000 and $617,000, respectively. In December 1995, the Bank's Grossmont Center Office was destroyed by fire. During 1996 and 1997, the Bank reconstructed the facility. As of December 31, 1997, the Bank had been fully reimbursed for its loss, less a $1,000 deductible.

(6)  OTHER REAL ESTATE OWNED

     A summary of the changes in the allowance for possible losses on other real estate owned is as follows:

                                                        1998                 1997                 1996
                                                  ------------------   ------------------   ------------------
      Balance, beginning of year                  $        235,000     $        218,000     $        140,000
      Provision charged to expense                          60,000              143,000               93,000
      Recoveries (charge-offs), net                          5,000             (126,000)             (15,000)
                                                  ------------------   ------------------   ------------------
      Balance, end of year                        $        300,000     $        235,000     $        218,000
                                                  ------------------   ------------------   ------------------
                                                  ------------------   ------------------   ------------------

(7)  DEPOSITS

     The maturity distribution of time deposits as of December 31, 1998 is as follows:

      Three months or less                                                                $       22,026,000
      Over three through six months                                                               14,926,000
      Over six through twelve months                                                              14,394,000
      Over twelve months                                                                           5,092,000
                                                                                             -----------------
                    Total                                                                 $       56,438,000
                                                                                             -----------------
                                                                                             -----------------

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997



(8)  LONG-TERM DEBT

     Long-term debt of $52,000 and $83,000 as of December 31, 1998 and 1997, respectively, consisted of a mortgage note payable in monthly installments of $3,100 through July 2000, including interest at a fixed rate of 8.5%. Future maturities of long-term debt are as follows:

      1999                                                                               $     34,000
      2000                                                                                     18,000
                                                                                         ------------
                                                                                         $     52,000
                                                                                         ------------
                                                                                         ------------

(9)  INCOME TAXES

     The components of income taxes for the years ended December 31 are as follows:

                                                        1998                 1997                 1996
                                                  ------------------   ------------------   ------------------
      Federal:
          Current                                 $     1,056,000      $       858,000      $       622,000
          Deferred                                       (286,000)            (157,000)             (67,000)
                                                  ------------------   ------------------   ------------------
                                                          770,000              701,000              555,000
                                                  ------------------   ------------------   ------------------
      State:
          Current                                         484,000              351,000              261,000
          Deferred                                       (107,000)             (15,000)             (25,000)
                                                  ------------------   ------------------   ------------------
                                                          377,000              336,000              236,000
                                                  ------------------   ------------------   ------------------
                    Total                         $     1,147,000      $     1,037,000      $       791,000
                                                  ------------------   ------------------   ------------------
                                                  ------------------   ------------------   ------------------


     A reconciliation of total income taxes for the years ended December 31, 1998, 1997 and 1996 to the amount computed by applying the applicable statutory federal income tax rate of 34% to earnings before income taxes follows:

                                                        1998                 1997                 1996
                                                  ------------------   ------------------   ------------------
      Computed "expected" income tax              $    1,206,000       $      982,000       $      748,000
      State tax, net of federal benefit                  249,000              222,000              163,000
      Tax-exempt interest                               (267,000)            (162,000)            (149,000)
      Reduction of tax liability                        (107,000)                --                   --
      Other, net                                          66,000               (5,000)              29,000
                                                  ------------------   ------------------   ------------------
                                                  $    1,147,000       $    1,037,000       $      791,000
                                                  ------------------   ------------------   ------------------
                                                  ------------------   ------------------   ------------------


                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997





     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:


                                                                             1998                 1997
                                                                       ------------------   ------------------
      Deferred tax assets:
          Allowance for loan losses                                    $      292,000       $      173,000
          Deferred compensation                                                46,000               51,000
          Nonaccrual interest                                                  12,000               17,000
          State taxes                                                         165,000              133,000
          Other real estate owned                                             100,000               70,000
          Organization costs                                                   56,000                 --
          Depreciation                                                        140,000                 --
                                                                       ------------------   ------------------

                                                                              811,000              444,000
      Deferred tax liabilities:
          Depreciation                                                           --                (26,000)
          Unrealized gains on securities available-for-sale                   (94,000)             (48,000)
                                                                       ------------------   ------------------
                    Net deferred tax assets                            $      717,000       $      370,000
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences.

     Income taxes payable at December 31, 1998 and 1997 totaled $174,000 and $189,000, respectively.

(10) COMMITMENTS AND CONTINGENCIES

     As of December 31, 1998, minimum rental payments due under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

      1999                                                           $        455,000
      2000                                                                    325,000
      2001                                                                    329,000
      2002                                                                    319,000
      2003                                                                    310,000
      Thereafter                                                            2,260,000
      Less minimum sublease rentals                                          (484,000)
                                                                     -------------------
                                                                     $      3,514,000
                                                                     -------------------
                                                                     -------------------

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997





     Net rental expense relating to these leases was approximately $462,000, $503,000 and $356,000 in 1998, 1997 and 1996, respectively, including sublease rentals of $56,000 in 1998, $42,000 in 1997 and none in 1996. There are no contingent rental payments applicable to any of the leases. Most of the leases provide that the Bank pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     The Bank has adopted three plans for the benefit of its eligible employees. In 1998, the Bank adopted an Employee Stock Ownership Plan (the "ESOP") to replace its profit sharing plan. The Board approved discretionary contributions to the ESOP of $155,000 for 1998. The Board approved contributions of $120,000 and $62,000 to the profit sharing plan in 1997 and 1996, respectively. The Bank also has a salary deferral 401(k) plan and a cash incentive plan. The Board approved contributions to these plans of $43,000 and $39,000 for 1998 and 1997, respectively.

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $43,138,000 and $30,830,000 were outstanding as of December 31, 1998 and 1997, respectively. Of these commitments to extend credit, $7,747,000 and $6,839,000 represent home equity lines of credit as of December 31, 1998 and 1997, respectively, which will be repaid over a ten-year period if drawn upon. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various types of collateral (primarily certificates of deposit) to support those commitments for which collateral is deemed necessary. The Bank had approximately $488,000 and $270,000 in standby letters of credit outstanding as of December 31, 1998 and 1997, respectively. Most of the letters of credit expire within twelve months.

     Management does not anticipate any material losses will arise from additional fundings of the aforementioned lines of credit or letters of credit.

     As of December 31, 1998, the Bank guaranteed $240,000 of outstanding debt of Valley National Corporation, a Delaware corporation formed to become the holding company for the Bank. The debt will be repaid in March 1999 upon completion of the reorganization, subject to stockholder approval.

     As of December 31, 1998 and 1997, the Bank had lines of credit in the amount of $11,500,000 from correspondent banks, of which no amounts were outstanding as of December 31, 1998 or 1997. These lines are renewable annually. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of the Bank.

     Because of the nature of its activities, the Bank is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Bank's financial position, results of operations or liquidity.

(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair values for the Bank's financial instruments and a description of the methodologies and assumptions used to determine such amounts follows:

     (a)  CASH AND DUE FROM BANKS, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS
          SOLD

          The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

     (b)  FEDERAL RESERVE BANK STOCK

          The carrying value approximates the fair value because the stock can be redeemed at par.

     (c)  INVESTMENT SECURITIES

          Fair value of investment securities is based on quoted market prices available as of the balance sheet date. If quoted market prices are not available, fair value is estimated based on quoted market prices for similar securities.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




     (d)  LOANS

          Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories.

          The fair value of fixed rate loans and nonperforming or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Bank's current offer rates for comparable instruments with similar terms.

          The fair value of performing adjustable rate loans is estimated to be carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

     (e)  DEPOSITS

          The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been assigned to the Bank's long-term relationships with its deposit customers (core deposit intangible).

     (f)  LONG-TERM DEBT

          The carrying amount is assumed to be the fair value because the rate is consistent with current market rates for similar instruments.

     (g)  COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

          The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

     (h)  LIMITATIONS

          Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a portion of the Bank's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated as of December 31, 1998 and 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997





          The fair value of the Bank's financial instruments as of December 31, 1998 and 1997 is as follows:


                                                                                               1998
                                                                              ---------------------------------------
                                                                                 CARRYING/               FAIR
                                                                              CONTRACT AMOUNT            VALUE
                                                                              -----------------    ------------------
             Financial assets:
                 Cash and due from banks                                      $     11,704,000     $     11,704,000
                 Federal funds sold                                                 11,890,000           11,890,000
                 Interest-earning deposits                                           6,396,000            6,396,000
                 Securities available-for-sale                                      23,609,000           23,609,000
                 Investment securities held-to-maturity                             22,953,000           23,632,000
                 Federal Reserve Bank stock                                            445,000              445,000
                 Loans, net                                                        149,708,000          150,283,000

             Financial liabilities:
                 Deposits                                                          216,393,000          216,635,000
                 Long-term debt                                                         52,000               52,000

             Off-balance sheet financial instruments:
                 Commitments to extend credit                                       43,138,000              261,000
                 Standby letters of credit                                             488,000                9,000


                                                                                               1997
                                                                              ---------------------------------------
                                                                                CARRYING/                FAIR
                                                                              CONTRACT AMOUNT            VALUE
                                                                              -----------------    ------------------
             Financial assets:
                 Cash and due from banks                                      $     10,562,000     $     10,562,000
                 Federal funds sold                                                  8,731,000            8,731,000
                 Interest-earning deposits                                           4,499,000            4,499,000
                 Securities available-for-sale                                      21,209,000           21,209,000
                 Investment securities held-to-maturity                             16,055,000           16,281,000
                 Federal Reserve Bank stock                                            384,000              384,000
                 Loans, net                                                        134,837,000          134,537,000

             Financial liabilities:
                 Deposits                                                          188,147,000          188,195,000
                 Long-term debt                                                         83,000               83,000

             Off-balance sheet financial instruments:
                 Commitments to extend credit                                       30,830,000              166,000
                 Standby letters of credit                                             270,000                5,000


(12) REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action,

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




     the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the Bank's category.

     The Bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are presented in the following tables:


                                                                                                 TO BE WELL
                                                                                                 CAPITALIZED
                                                                    FOR CAPITAL                 UNDER PROMPT
                                                                      ADEQUACY                CORRECTIVE ACTION
                                          ACTUAL                      PURPOSES                   PROVISIONS
                                ---------------------------  ---------------------------  --------------------------
                                   AMOUNT         RATIO        AMOUNT         RATIO         AMOUNT         RATIO
                                -------------  ------------  ------------  -------------  ------------  ------------
      As of December 31,
          1998:
          Total Capital (to
            Risk-Weighted
            Assets)             $ 20,955,000   12.47%        $  13,444,000 >8.00%         $  16,805,000  >10.00%

          Tier I Capital (to
            Risk-Weighted
            Assets)               19,268,000   11.47%            6,722,000 >4.00%            10,083,000   >6.00%

          Tier I Capital (to
            Average Assets)       19,268,000   8.06%             9,563,000 >4.00%            11,954,000   >5.00%

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997








                                                                                                 TO BE WELL
                                                                                                 CAPITALIZED
                                                                    FOR CAPITAL                 UNDER PROMPT
                                                                      ADEQUACY                CORRECTIVE ACTION
                                          ACTUAL                      PURPOSES                   PROVISIONS
                                ---------------------------  ---------------------------  --------------------------
                                   AMOUNT         RATIO        AMOUNT         RATIO         AMOUNT         RATIO
                                -------------  ------------  ------------  -------------  ------------  ------------
      As of December 31,
          1997:
          Total Capital (to
            Risk-Weighted
            Assets)             $ 18,294,000   12.65%        $ 11,571,000  >8.00%         $ 14,463,000  >10.00%

          Tier I Capital (to
            Risk-Weighted
            Assets)               16,952,000   11.72%           5,785,000  >4.00%            8,678,000   >6.00%

          Tier I Capital (to
            Average Assets)       16,952,000    8.22%           8,252,000  >4.00%           10,315,000   >5.00%


     Under Federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency
     (OCC), exceed its net earnings for that year combined with its retained earnings from the preceding two years. However, the OCC has previously issued a bulletin to all national banks outlining new guidelines limiting the circumstances under which national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or if the payment could be viewed by the OCC as unsafe or unusual.

(13) STOCK OPTIONS

     In 1982 and 1994, the stockholders of the Bank approved stock option plans (the "1982 Plan" and the "1994 Plan") pursuant to which the Bank's Board of Directors may grant stock options to officers, directors and certain key employees. The 1982 Plan, which expired in 1992, authorized grants of options to purchase up to 87,000 shares of common stock after adjustment for stock dividends (original authorized number of shares was 25,000), and the 1994 Plan authorizes grants of options to purchase up to 303,000 shares of common stock after adjustments for stock dividends (original authorized number of shares was 250,000). Stock options are granted with an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and vest and become fully exercisable at a rate of 20% per year commencing one year from the grant date.

     As of December 31, 1998, there were no additional shares available for grant under the 1982 Plan and 115,000 shares available for grant under the 1994 Plan. The fair value of each stock option granted has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - dividend yield of 1.19%; volatility of 20.96%; risk-free interest rate of 4.75%; and expected lives of 6.68 years; 1997 and 1996 - dividend yield of 1.6%; volatility of 25.63%; risk-free interest rate ranging from 6.74% - 7.76%; and expected lives of 7.35 years.

     The per share weighted-average fair value of stock options granted during 1998 was $8.56.

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




     The Bank applies the provisions of APB No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Bank's net earnings and basic and diluted net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                       1998                 1997                 1996
                                                                 ------------------   ------------------   ------------------
      Net earnings, as reported                                  $   2,400,000        $   1,852,000        $    1,403,000
      Pro forma net earnings                                         2,309,000            1,785,000             1,336,000

      Basic earnings per share, as reported                      $     1.83           $     1.43           $        1.09
      Pro forma basic earnings per share                               1.76                 1.38                    1.03

      Diluted earnings per share, as reported                    $     1.69           $     1.33           $        1.06
      Pro forma diluted earnings per share                             1.63                 1.28                    1.01

     Stock option activity for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                                                                WEIGHTED-
                                                                                                 AVERAGE
                                                                                                EXERCISE
                                                                            OPTIONS               PRICE
                                                                       ------------------   ------------------
      Balance as of January 1, 1996                                           143,000       $     10.76
      Stock options granted                                                    59,000             15.29
      Stock options exercised                                                 (13,000)            10.76
      Stock options forfeited                                                  (5,000)            10.76
      5% stock dividend                                                         7,000             10.76
                                                                       ------------------   ------------------
      Balance as of December 31, 1996                                         191,000             12.22
      5% stock dividend                                                         9,000             12.22
                                                                       ------------------   ------------------
      Balance as of December 31, 1997                                         200,000             11.57
      Stock options granted                                                    33,000             29.59
      Stock options exercised                                                 (27,000)            10.06
      Stock options forfeited                                                  (3,000)            10.28
      5% stock dividend                                                         9,000             12.22
                                                                       ------------------   ------------------
      Balance as of December 31, 1998                                         212,000    $        14.09
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------
      Exercisable as of December 31, 1998                                     125,000    $        10.59
                                                                       ------------------   ------------------
                                                                       ------------------   ------------------

                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997



     As of December 31, 1998, options outstanding have exercise prices between $8.80 and $30.00 and a weighted-average remaining contractual life of 6 years. As of December 31, 1997, options outstanding had exercise prices between $9.24 and $14.76 and a weighted-average remaining contractual life of 6.2 years.

(14) OTHER EXPENSES

     Other expenses are as follows for the years ended December 31:

                                                        1998                 1997                 1996
                                                  ------------------   ------------------   ------------------
      Stationery and supplies                     $       245,000      $       243,000      $       240,000
      Telephone, courier and postage                      358,000              336,000              319,000
      Data processing                                     569,000              480,000              428,000
      Merchant processing expense                         394,000              360,000              285,000
      Promotional expenses                                391,000              350,000              282,000
      Professional services                               215,000              149,000               80,000
      Insurance                                           180,000              169,000              137,000
      FDIC and regulatory assessments                      85,000               77,000               54,000
      Other real estate owned expenses                     52,000               77,000              201,000
      Other                                             1,012,000              773,000              782,000
                                                  ------------------   ------------------   ------------------
                                                  $     3,501,000      $     3,014,000      $     2,808,000
                                                  ------------------   ------------------   ------------------
                                                  ------------------   ------------------   ------------------


(15) NET EARNINGS PER SHARE

     In accordance with SFAS 128, the following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share.

                                                                EARNINGS               SHARES           PER SHARE AMOUNTS
                                                              (NUMERATOR)           (DENOMINATOR)
            -------------------------------------------    -------------------   --------------------   -------------------
           Basic 1998 EPS
           Net earnings                                    $      2,400,000              1,312,000      $       1.83
           Effect of dilutive stock options                             --                 105,000             (0.14)
           --------------------------------------------   --------------------   --------------------   -------------------
           Dilutive EPS                                    $      2,400,000              1,417,000      $       1.69
           --------------------------------------------   --------------------   --------------------   -------------------
           Basic 1997 EPS
           Net earnings                                    $      1,852,000              1,296,000      $        1.43
           Effect of dilutive stock options                             --                  99,000              (0.10)
           --------------------------------------------   --------------------   --------------------   -------------------
           Dilutive EPS                                   $       1,852,000              1,395,000      $        1.33
           --------------------------------------------   --------------------   --------------------   -------------------
           Basic 1996 EPS
           Net earnings                                   $       1,403,000              1,291,000      $        1.09
           Effect of dilutive stock options                             --                  37,000              (0.03)
           --------------------------------------------   --------------------   --------------------   -------------------
           Dilutive EPS                                   $       1,403,000              1,328,000      $        1.06
           --------------------------------------------   --------------------   --------------------   -------------------


                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997



(16) QUARTERLY EARNINGS (UNAUDITED)

                                                                       THREE MONTHS ENDED:
      1998                               DECEMBER 31,          SEPTEMBER 30,            JUNE 30,              MARCH 31,
      ----------------------------    -------------------   --------------------   --------------------   -------------------
      Interest income                 $      4,657,000      $      4,646,000       $      4,428,000       $      4,295,000
      Interest expense                       1,525,000             1,650,000              1,565,000              1,557,000
      Net interest income before
          provision for loan
          losses                             3,132,000             2,996,000              2,863,000              2,738,000
      Provision for loan losses
                                               139,000               139,000                168,000                181,000
      Net interest income after
          provision for loan
          losses                             2,993,000             2,857,000              2,695,000              2,557,000
      Other operating income
                                               826,000               758,000                773,000                650,000
      Other operating expenses
                                             2,858,000             2,642,000              2,535,000              2,527,000
      Earnings before income
          taxes                                961,000               973,000                933,000                680,000
      Income taxes                             233,000               349,000                333,000                232,000
      Net earnings                    $        728,000      $        624,000       $        600,000       $        448,000
      Basic earnings per share        $           0.55      $           0.47       $           0.46       $           0.35
      Diluted earnings per share      $           0.52      $           0.43       $           0.42       $           0.32



                             VALLE DE ORO BANK, N.A.

                              Financial Statements

                           December 31, 1998 and 1997




                                                                       THREE MONTHS ENDED:
      1997                               DECEMBER 31,          SEPTEMBER 30,            JUNE 30,              MARCH 31,
      ----------------------------    -------------------   --------------------   --------------------   -------------------
      Interest income                 $      4,271,000             4,133,000              3,998,000              3,868,000
      Interest expense                       1,580,000             1,534,000              1,448,000              1,378,000
      Net interest income before
          provision for loan
          losses                             2,691,000             2,599,000              2,550,000              2,490,000
      Provision for loan losses
                                                76,000                84,000                140,000                197,000
      Net interest income after
          provision for loan
          losses                             2,615,000             2,515,000              2,410,000              2,293,000
      Other operating income
                                               695,000               816,000                634,000                599,000
      Other operating expenses
                                             2,462,000             2,500,000              2,432,000              2,294,000
      Earnings before income
          taxes                                848,000               831,000                612,000                598,000
      Income taxes                             316,000               298,000                211,000                212,000
      Net earnings                    $        532,000      $        533,000       $        401,000       $        386,000
      Basic earnings per share        $           0.42      $           0.41       $           0.30       $           0.30
      Diluted earnings per share      $           0.39      $           0.38       $           0.28       $           0.28
