Form 10QSB
period 1999-03-31
VALLEY NATIONAL CORP /DE/
filed 1999-05-17
CIK 1074011

                             SECURITIES AND EXCHANGE COMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB


                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1999



                                VALLEY NATIONAL CORPORATION
                       (Name of small business issuer in its charter)


                              IRS Employer ID. NO. 33-0825336


                     1234 EAST MAIN STREET, EL CAJON, CALIFORNIA 92021
                          (Address of principal executive offices)


               Issuer's telephone number, including area code: (619) 593-3330


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /


As of May 10, 1999, there were 2,650,462 shares of Common Stock ($0.0001 par value) outstanding.


Transitional Small Business Disclosure Format: Yes /   /  No / X /

                           VALLEY NATIONAL CORPORATION

                                 Balance Sheets

                                   (Unaudited)


                                                                            March 31,            December 31,
Assets                                                                         1999                  1998
                                                                        -------------------   -------------------

Cash and due from banks                                               $      12,820,000     $      11,704,000
Federal funds sold                                                            9,240,000            11,890,000
Interest-earning deposits                                                     6,399,000             6,396,000
Securities:
     Available-for-sale                                                      23,625,000            23,609,000
     Held-to-maturity                                                        23,136,000            22,953,000
Federal Reserve Bank stock                                                      445,000               445,000
Loans, net                                                                  154,360,000           149,708,000
Premises and equipment, net                                                   4,878,000             4,978,000
Other real estate owned, net                                                  1,065,000             1,103,000
Accrued interest receivable                                                   1,582,000             1,617,000
Other assets                                                                  3,282,000             2,397,000
                                                                       -------------------   -------------------
                 Total assets                                          $    240,832,000      $    236,800,000
                                                                       -------------------   -------------------
                                                                       -------------------   -------------------

Liabilities And Stockholders' Equity

Deposits:
     Non-interest bearing                                              $      47,320,000     $      44,015,000
     Savings                                                                 114,918,000           115,940,000
     Time deposits under $100,000                                             37,979,000            37,891,000
     Time deposits of $100,000 or more                                        19,341,000            18,547,000
                                                                       -------------------   -------------------
                 Total deposits                                              219,558,000           216,393,000

Long-term debt                                                                    44,000                52,000
Accrued expenses and other liabilities                                         1,341,000               945,000
                                                                       -------------------   -------------------
                 Total liabilities                                           220,943,000           217,390,000
                                                                       -------------------   -------------------

Stockholders' equity:
     Common stock, $.0001 par value; authorized 10,000,000 shares;
        issued and outstanding 2,650,000 and 2,646,000 shares as of
        March 31, 1999 and December 31, 1998, respectively                    14,893,000            14,874,000
     Accumulated other comprehensive income - unrealized gains on
        securities available-for-sale, net                                        25,000               142,000
     Retained earnings                                                         4,971,000             4,394,000
                                                                       -------------------   -------------------
                 Total stockholders' equity                                   19,889,000            19,410,000
                                                                       -------------------   -------------------
                 Total liabilities and stockholders' equity            $     240,832,000     $     236,800,000
                                                                       -------------------   -------------------
                                                                       -------------------   -------------------


See accompanying notes to consolidated financial statements.

                           VALLEY NATIONAL CORPORATION

                             Statements of Earnings
                                   (Unaudited)

                                                          For the three months ended
                                                                   March 31,
                                                          1999                  1998
                                                    ------------------    ------------------

Interest income:
     Interest and fees on loans                     $   3,689,000         $   3,511,000
     Interest on securities
        Taxable                                           428,000               357,000
        Exempt from federal income taxes                  205,000               163,000
     Interest on federal funds sold                       164,000               198,000
     Interest on interest-earning deposits                 87,000                66,000
                                                    ------------------    ------------------
                                                        4,573,000             4,295,000
                                                    ------------------    ------------------
Interest expense:
     Time deposits of $100,000 or more                    209,000               194,000
     Other deposits                                     1,185,000             1,363,000
                                                    ------------------    ------------------
                                                        1,394,000             1,557,000
                                                    ------------------    ------------------
Net interest income before provision for
     loan losses                                        3,179,000             2,738,000

Provision for loan losses                                 150,000               181,000
                                                    ------------------    ------------------
                 Net interest income after
                    provision for loan losses           3,029,000             2,557,000
                                                    ------------------    ------------------
Other operating income:
     Service charges on deposit accounts                  412,000               400,000
     Merchant processing fees                             151,000               109,000
     Mortgage brokerage fees                               64,000                44,000
     Gain on sale of loans                                 30,000                    --
     Other                                                145,000                97,000
                                                    ------------------    ------------------
                                                          802,000               650,000
                                                    ------------------    ------------------
Other operating expenses:
     Compensation and employee benefits                 1,364,000             1,327,000
     Occupancy expense                                    305,000               284,000
     Furniture and equipment                              183,000               154,000
     Other                                                988,000               762,000
                                                    ------------------    ------------------
                                                        2,840,000             2,527,000
                                                    ------------------    ------------------
Income before income taxes                                991,000               680,000

Income tax expense                                        347,000               232,000
                                                    ------------------    ------------------
                 Net earnings                       $     644,000         $     448,000
                                                    ------------------    ------------------
                                                    ------------------    ------------------
Basic earnings per share                            $        0.23         $        0.16
                                                    ------------------    ------------------
                                                    ------------------    ------------------
Diluted earnings per share                          $        0.21         $        0.15
                                                    ------------------    ------------------
                                                    ------------------    ------------------


See accompanying notes to consolidated financial statements.

                           VALLEY NATIONAL CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)


                                                                                 For the three months ended
                                                                                           March 31,
                                                                                 1999                  1998
                                                                           ------------------    ------------------

Cash flows from operating activities:
     Net earnings                                                          $     644,000         $     448,000
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Gain on sale of loans                                                 (30,000)                   --
           Depreciation and amortization                                         256,000               232,000
           Gain on sale of other real estate owned                                (8,000)                   --
           Provision for loan losses                                             150,000               181,000
           Provision for losses on other real estate owned                        15,000                15,000
           Increase in accrued interest receivable and
                 other assets                                                   (773,000)             (138,000)
           Increase in accrued expenses and other liabilities                    422,000               299,000
                                                                           ------------------    ------------------
                 Net cash provided by operating activities                       676,000             1,037,000
                                                                           ------------------    ------------------
Cash flows from investing activities:
     Purchases of securities held-to-maturity                                   (202,000)           (1,012,000)
     Maturities of securities available-for-sale                               1,597,000             4,534,000
     Purchases of securities available-for-sale                               (1,827,000)           (1,003,000)
     Net additions to interest-earning deposits                                   (3,000)                   --
     Net (increase) decrease in loans outstanding                             (5,134,000)            2,891,000
     Purchases of bank premises and equipment                                   (117,000)             (164,000)
     Proceeds from sale of loans                                                 362,000                    --
     Proceeds from sale of other real estate owned                                31,000                    --
                                                                           ------------------    ------------------
                 Net cash used in investing activities                        (5,293,000)            5,246,000
                                                                           ------------------    ------------------
Cash flows from financing activities:
     Net increase in deposits                                                  3,165,000             8,327,000
     Payments on long-term debt                                                   (8,000)               (7,000)
     Proceeds from exercise of stock options                                      19,000               152,000
     Cash dividends paid                                                         (93,000)              (73,000)
                                                                           ------------------    ------------------
                 Net cash provided by financing activities                     3,083,000             8,399,000
                                                                           ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                          (1,534,000)           14,682,000

Cash and cash equivalents at beginning of period                              23,594,000            19,293,000
                                                                           ------------------    ------------------
Cash and cash equivalents at end of period                                 $  22,060,000         $  33,975,000
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                              $   1,379,000         $   1,562,000
     Cash paid during the period for income taxes                          $      68,000         $      60,000



See accompanying notes to consolidated financial statements.

                                VALLEY NATIONAL CORPORATION
                         Notes to Consolidated Financial Statements
                                        (Unaudited)

ITEM 1. (CONTINUED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)        NATURE OF OPERATIONS

              The interim financial statements included herein have been prepared by Valley National Corporation (the "Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Corporation is a bank holding company, which does substantially all of its business through its wholly owned subsidiary Valle de Oro Bank, N.A. (the "Bank"). A discussion of the Corporation is a discussion of the Bank. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Corporation with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 1999, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 1998 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

              The Corporation operates six offices in San Diego County, California. The Corporation's primary source of revenue is interest from real estate and commercial loans to individuals and small to middle-market businesses. The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices within the banking industry.
              The following is a description of the more significant policies.

       (b)        CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, cash and cash equivalents consist of cash, due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Corporation keeps $350,000 on deposit at the Federal Reserve Bank in accordance with a compensating balance arrangement.

       (c)        SECURITIES

              Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to call or maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of other comprehensive income until realized. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

              When a security is sold, the realized gain or loss, determined on a specific-identification basis, is included in earnings. To the extent a security has a decline in fair value, which is determined by the Corporation as other than temporary, the adjusted cost basis is written down to fair value and the amount of the write-down is charged to earnings.

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

       (e)        ALLOWANCE FOR LOAN LOSSES

              An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions that may affect the borrowers' ability to pay, and the underlying collateral value of the loans. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

              A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. Since substantially all of the Corporation's loans are collateral dependent, the calculation of the allowance for losses on impaired loans is generally based on the fair value of the collateral, less estimated costs of disposal.

              The allowance for loan losses is subjective and may be adjusted in the future because of changes in economic conditions and the repayment abilities of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance. These agencies may require the Corporation to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

       (f)        PREMISES AND EQUIPMENT

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

       (i)        EARNINGS PER SHARE

              Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

              The weighted-average number of shares used for the basic earnings per share calculations was 2,782,000 and 2,722,000 as of March 31, 1999 and 1998. The weighted-average number of shares used for the diluted earnings per share calculations was 3,012,000 and 2,973,000 as of March 31, 1999 and 1998, respectively. These calculations reflect the 5% stock dividend declared April 21, 1999.

        (j)       USE OF ESTIMATES

              Management of the Corporation has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (k)        COMPREHENSIVE INCOME

              On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements; it does not change the display or components of present-day net earnings.

              Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                                                       March 31,
                                                                                 1999             1998
                                                                            ----------------- ----------------
              Net earnings                                                        $644,000         $448,000
              Change in unrealized gains (losses) on securities
                available-for-sale                                                (194,000)          30,000
              Income tax benefit (loss)                                             77,000          (13,000)
                                                                            ----------------- ----------------
              Comprehensive net income                                            $527,000         $465,000
                                                                            ----------------- ----------------
                                                                            ----------------- ----------------


       (l)       YEAR 2000

              The Corporation has developed a remediation plan and is in the process of converting computer systems and applications for the Year 2000. Expenditures related to Year 2000 issues are expensed as incurred.

       (m)       RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the current year's presentation.

 (2)     SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 1999 and December 31, 1998 are as follows:


                                                            GROSS            GROSS
                                     AMORTIZED COST       UNREALIZED        UNREALIZED            FAIR
                                                            GAINS            LOSSES              VALUE
                                    ----------------    --------------   ---------------    ----------------
MARCH 31, 1999:
U.S. Treasury notes and U.S.
    agency securities                   $14,571,000     $   80,000        $  (59,000)         $ 14,592,000
Obligations of states and
    political subdivisions                8,711,000        106,000           (83,000)            8,734,000
    Corporate obligations                   301,000             --            (2,000)              299,000
                                    ----------------    --------------   ---------------    ----------------
                                        $23,583,000     $  186,000        $ (144,000)         $ 23,625,000
                                    ----------------    --------------   ---------------    ----------------
                                    ----------------    --------------   ---------------    ----------------
                                                             GROSS             GROSS
                                     AMORTIZED COST       UNREALIZED        UNREALIZED            FAIR
                                                             GAINS            LOSSES              VALUE
                                     ----------------    --------------   ----------------   ----------------
DECEMBER 31, 1998:
U.S. Treasury notes and U.S.
    agency securities                   $  14,655,000    $     155,000     $    (55,000)      $     14,755,000
Obligations of states and
    political subdivisions                  8,417,000          162,000          (23,000)             8,556,000
Corporate obligations                         301,000               --           (3,000)               298,000
                                     ----------------    --------------   ----------------   ----------------
                                        $  23,373,000    $     317,000     $    (81,000)      $     23,609,000
                                     ----------------    --------------   ---------------    ----------------
                                     ----------------    --------------   ---------------    ----------------

       The maturity distribution based on amortized cost and fair value as of March 31, 1999, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              AMORTIZED                FAIR
                                                                                COST                   VALUE
                                                                            -------------             --------
            Due in one year or less                                         $       2,094,000      $     2,098,000
            Due after one year through five years                                  14,072,000           14,082,000
            Due after five years through ten years                                  5,807,000            5,791,000
            Due after ten years                                                     1,610,000            1,654,000
                                                                            -----------------      ---------------
                                                                            $      23,583,000      $    23,625,000
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------

       As of March 31, 1999, securities held-to-maturity with an amortized cost of $2,655,000 and securities available-for-sale with a fair value of $1,566,000 totaling $4,221,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements.

(3)    SECURITIES HELD-TO-MATURITY

       The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity as of March 31, 1999 and December 31, 1998 are as follows:

                                                                     GROSS              GROSS
                                              AMORTIZED COST       UNREALIZED        UNREALIZED            FAIR
                                                                     GAINS             LOSSES             VALUE
                                             -----------------   ---------------    --------------   -----------------
      MARCH 31, 1999:
      U.S. Treasury notes and U.S.
          government agencies                $      7,497,000    $       49,000      $   (56,000)     $     7,490,000
      Obligations of states and
          political subdivisions                   15,173,000           460,000          (29,000)          15,604,000
      Corporate obligations                           466,000             2,000                 -             468,000

                                             -----------------   ---------------    --------------   -----------------
                                             $     23,136,000    $      511,000      $   (85,000)     $    23,562,000
                                             -----------------   ---------------    --------------   -----------------
                                             -----------------   ---------------    --------------   -----------------
                                                                     GROSS              GROSS
                                              AMORTIZED COST       UNREALIZED        UNREALIZED            FAIR
                                                                     GAINS             LOSSES             VALUE
                                             -----------------   ---------------    --------------   -----------------
      DECEMBER 31, 1998:
      U.S. Treasury notes and U.S.
          government agencies                $      7,499,000    $     85,000      $     (17,000)    $      7,567,000
      Obligations of states and
          political subdivisions                   14,986,000         609,000                 --           15,595,000
      Corporate obligations                           468,000           2,000                 --              470,000

                                             -----------------   ---------------    --------------   -----------------
                                             $     22,953,000    $    696,000      $     (17,000)    $     23,632,000
                                             -----------------   ---------------    --------------   -----------------
                                             -----------------   ---------------    --------------   -----------------

       The maturity distribution based on amortized cost and fair value as of March 31, 1999, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              AMORTIZED                 FAIR
                                                                                 COST                  VALUE
                                                                             -----------             ----------
            Due in one year or less                                      $          1,166,000   $        1,172,000
            Due after one year through five years                                   9,827,000            9,877,000
            Due after five years through ten years                                  9,653,000            9,855,000
            Due after ten years                                                     2,490,000            2,658,000
                                                                         ---------------------  -------------------
                                                                         $         23,136,000   $       23,562,000
                                                                         ---------------------  -------------------
                                                                         ---------------------  -------------------


(4)    LOANS

       The composition of the Corporation's loan portfolio is as follows:

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                     1999                  1998
                                                                                 ----------           --------------
            Construction                                                     $      7,557,000        $       7,960,000
            Real estate                                                            77,508,000               66,850,000
            Commercial and industrial loans                                        56,742,000               62,341,000
            Installment                                                            14,941,000               14,754,000
            All other loans (including overdrafts)                                    290,000                  308,000
                                                                             ------------------       ------------------
                                                                                  157,038,000             152,213,000

            Less allowance for loan losses                                         (1,832,000)              (1,687,000)
            Less deferred loan fees                                                  (846,000)                (818,000)
                                                                             ------------------       ------------------
                                                                             $    154,360,000         $    149,708,000
                                                                             ------------------       ------------------
                                                                             ------------------       ------------------

       Although the Corporation seeks to avoid undue concentrations of loans to a single industry or based upon a single class of collateral, the Corporation's loan portfolio consists primarily of loans to borrowers within San Diego County and, as a result, the Corporation's loan and collateral portfolios are to some degree concentrated. The portfolio is well diversified in both project type and area within the San Diego County region. The Corporation evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

       The Corporation has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Corporation's loan portfolio as of March 31, 1999 and December 31, 1998 were $143,000 and $92,000, respectively, which have aggregate specific related allowance amounts of $35,000 and $9,000, respectively. For the three months ended March 31, 1999, the average balance of impaired loans was $130,000. For the three months ended March 31, 1999, no interest was recognized on these loans during the period of impairment.

       A summary of the activity in the allowance for loan losses for the three months ended March 31, is as follows:

                                                                                         MARCH 31,
                                                                               1999                      1998
                                                                           -----------               ------------
       Balance, beginning of period                                      $          1,687,000      $         1,342,000
       Provision for loan losses charged to expense                                   150,000                  181,000
       Loans charged off to the allowance                                             (6,000)                 (44,000)
       Recoveries credited to the allowance                                             1,000                   15,000
                                                                         ---------------------     --------------------
       Balance, end of period                                            $          1,832,000      $         1,494,000
                                                                         ---------------------     --------------------
                                                                         ---------------------     --------------------

       Loans on nonaccrual amounted to $478,000, and $92,000 as of March 31, 1999 and December 31, 1998, respectively. Interest income of $12,000 would have been recorded for the three months ended March 31, 1999 if nonaccrual loans had been on a current basis, in accordance with their original terms. No interest income was recognized on loans subsequently transferred to nonaccrual status during the three months ended March 31, 1999. Loans contractually past due greater than 90 days and still accruing interest totaled approximately $4,000 and $437,000, as of March 31, 1999 and December 31, 1998, respectively.

       In the normal course of business, the Corporation has granted loans to certain directors and their affiliates under terms which Corporation management believes are consistent with the Corporation's general lending policies. An analysis of this activity for the three months ended March 31, 1999 is as follows:

                                                                                  MARCH 31,
                                                                                    1999
                                                                                -------------
            Balance, beginning of period                                      $          1,113,000
            Loans granted, including renewals                                               12,000
            Repayments                                                                     (60,000)
                                                                              --------------------
            Balance, end of period                                            $          1,065,000
                                                                              --------------------
                                                                              --------------------

       The Corporation had additional commitments for loans of $1,905,000 to these individuals as of March 31, 1999.

(5)    PREMISES AND EQUIPMENT

       Premises and equipment consist of the following:

                                                                                MARCH 31,             DECEMBER 31,
                                                                                   1999                  1998
                                                                               -----------           -------------
            Land                                                               $      746,000        $     746,000
            Buildings                                                               1,510,000            1,500,000
            Leasehold improvements                                                  3,330,000            3,318,000
            Furniture, fixtures and equipment                                       3,972,000            3,888,000
                                                                               ---------------        --------------
                                                                                    9,558,000            9,452,000
            Less accumulated depreciation and amortization                         (4,680,000)          (4,474,000)
                                                                               ---------------        --------------
                                                                               $    4,878,000         $   4,978,000
                                                                               ---------------        --------------
                                                                               ---------------        --------------

(6)    OTHER REAL ESTATE OWNED

       A summary of the changes in the allowance for possible losses on other real estate owned is as follows:

                                                                              MARCH 31,
                                                                        1999            1998
                                                                       ------          ------
           Balance, beginning of period                             $   300,000     $   235,000
           Provision charged to expense                                  15,000          15,000
           Charge-offs                                                        -           5,000
                                                                    ------------    ------------
           Balance, end of period                                   $   315,000     $   255,000
                                                                    ------------    ------------
                                                                    ------------    ------------


(7)    DEPOSITS

       The maturity distribution of time deposits as of March 31, 1999 is as follows:

            Three months or less                                  $  22,574,000
            Over three through six months                            15,511,000
            Over six through twelve months                           13,967,000
            Over twelve months                                        5,268,000
                                                                  --------------
                          Total                                   $  57,320,000
                                                                  --------------
                                                                  --------------

(8)    LONG-TERM DEBT

       Long-term debt of $44,000 and $52,000 at March 31, 1999 and December 31, 1998, respectively, consisted of a mortgage note payable in monthly installments of $3,100 through July 2000, including interest at a fixed rate of 8.5%. Future maturities of long-term debt are as follows:

            1999                                                $        26,000
            2000                                                         18,000
                                                                ---------------
                                                                $        44,000
                                                                ---------------
                                                                ---------------

(9)      COMMITMENTS AND CONTINGENCIES

         The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

         The Corporation's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $49,059,000 and $43,138,000 were outstanding as of March 31, 1999 and December 31, 1998, respectively. Of these commitments to extend credit, $7,899,000 and $7,747,000 represent home equity lines of credit at March 31, 1999 and December 31, 1998, respectively, which will be repaid over a ten year period if drawn upon. The Corporation evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained by the Corporation, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds various types of collateral

         (primarily certificates of deposit) to support those commitments for which collateral is deemed necessary. The Corporation had approximately $488,000 in standby letters of credit outstanding as of both March 31, 1999 and December 31, 1998, respectively. Most of the letters of credit expire within twelve months.

         Management does not anticipate any material losses will arise from additional fundings of the aforementioned lines of credit or letters of credit.

         As of March 31, 1999, the Corporation had lines of credit in the amount of $11,500,000 from correspondent banks, of which no amounts were outstanding. These lines are renewable annually. The availability of the lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of the Corporation.

         Because of the nature of its activities, the Corporation is at all times subject to pending and threatened legal actions that arise out of the normal course of its business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

(10)   REGULATORY MATTERS

       The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

       As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                                            TO BE WELL
                                                                                                           CAPITALIZED
                                                                     FOR CAPITAL                          UNDER PROMPT
                                                                      ADEQUACY                          CORRECTIVE ACTION
                                            ACTUAL                    PURPOSES                              PROVISIONS
                                   AMOUNT       RATIO           AMOUNT        RATIO                  AMOUNT             RATIO
                                  -------       -----          --------       -----                  -------            ------
      As of March 31, 1999:

         Total Capital (to
         Risk-Weighted Assets)  $21,696,000     12.31%      $ 14,095,000  (greater than)8.0%       $17,619,000  (greater than)10.0%

         Tier I Capital (to
         Risk-Weighted          $19,864,000     11.27%      $  7,048,000  (greater than)4.0%      $10,571,000   (greater than)6.0%

         Tier I Capital (to
         Average Assets)        $19,864,000      8.25%      $  9,630,000  (greater than)4.0%       $12,037,000  (greater than)5.0%

         Under Federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency (OCC), exceed its net earnings for that year combined with its retained income from the preceding two years. However, the OCC has previously issued a bulletin to all national banks outlining new guidelines limiting the circumstances under which national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or if the payment could be viewed by the OCC as unsafe or unusual.

(11)     OTHER EXPENSES

         Other expenses are as follows for the three months ended March 31:



                                                               MARCH 31,
                                                  ---------------------------------------
                                                        1999                 1998
                                                  ------------------   ------------------
      Stationery and supplies                     $           77,000   $           58,000
      Telephone, courier and postage                          95,000               87,000
      Data processing                                        150,000              137,000
      Merchant processing expense                            110,000               78,000
      Promotional expenses                                    68,000               71,000
      Professional services                                  106,000               36,000
      Insurance                                               43,000               51,000
      FDIC and regulatory assessments                         23,000               21,000
      Other real estate owned expenses                         2,000               21,000
      Other                                                  314,000              202,000
                                                  ------------------   ------------------
                                                  $          988,000   $          762,000
                                                  ------------------   ------------------
                                                  ------------------   ------------------

        ITEM 2. Management's Discussion and Analysis or Plan of Operation

Statements made in this report that state the intentions, beliefs, expectations or predictions of the future by the Corporation or its management are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation's actual results could differ materially from those projected in such forward-looking statements.

LIQUIDITY

Cash and cash equivalents, primarily federal funds sold, decreased $1.5 million during the three month period ended March 31, 1999 primarily as a result of increased lending and slower deposit growth. Net loans increased $4.7 million during the first three months of 1999 as a result of a strong local economy and improved loan demand, especially for commercial real estate. Total deposits, by comparison, grew at a slower rate in the first quarter of 1999 resulting in a decrease in federal funds sold. Beginning in the latter part of 1998, the Corporation began reducing interest rates on deposits to improve its net interest margin. As a result, deposit growth slowed.

By comparison, cash and cash equivalents, especially federal funds sold, increased $14.7 million during the three month period ended March 31, 1998. During this period, deposits grew $8.3 million while net loans declined as a result of loan payoffs coupled with a competitive market for new loans. Securities available-for-sale declined during this period due to maturing securities that were not re-invested.

As of March 31, 1999 available-for-sale securities totaled $23.6 million. Of this amount, $2.1 million mature in one year or less. In addition, the Corporation invests in interest-earning deposits with other financial institutions, a majority of which mature in one year or less. Both securities available-for-sale and interest-earning deposits act as secondary sources of liquidity, if needed.

The Corporation also maintains lines of credit with correspondent banks for the purchase of overnight funds in amounts up to $11.5 million, subject to availability. The Corporation also has the ability to borrow funds from the Federal Reserve's discount window. Historically, the Corporation has used these facilities infrequently.

CAPITAL RESOURCES

The ability of the Corporation to obtain funds for the payment of dividends and for other cash requirements is largely dependent upon the amount of dividends that may be declared by the Bank. Generally, a national banking association may declare a dividend without the approval of the Office of the Comptroller of the Currency as long as the total of dividends declared by the bank in a calendar year does not exceed the total of its net profits for that year combined with its retained profits for the preceding two years. In addition, dividends paid by a national bank are regulated by the Office of the Comptroller of the Currency under its general supervisory authority as it relates to a bank's requirement to maintain adequate capital.

Valle de Oro Bank continues to be classified, under the federal banking agencies' regulatory requirements, as "well" capitalized. The Bank maintains a margin of capital in excess of the minimum requirements, which will allow for future growth (see Note 10 to the unaudited consolidated financial statements). Historically, the Bank has increased capital primarily through the generation and retention of net earnings.

The Corporation's quarterly cash dividend was increased in the third quarter of 1998 to $0.07 per share from $0.06 per share. This increase reflected the Corporation's continuing rise in net earnings, and is not expected to adversely affect the Corporation's level of capital.

RESULTS OF OPERATIONS

Net earnings for the three months ended March 31, 1999 were $644,000 compared to $448,000 for the same period in 1998. Basic earnings per share for the three months ended March 31, 1999 was $0.23 compared to $0.16 per share for the same period in 1998. Diluted earnings per share for the period ended March 31, 1999 was $0.21 compared to $0.15 per share for the same period in 1998. The increase in net earnings was the result of higher net interest income due to the increased amount of earning assets, and higher other operating income, but offset, somewhat, by higher operating expenses due to the growth of the Corporation.

For the first three months of 1999 the Corporation's earning assets continued to grow. As a result, net interest income before provision for loan losses increased to $3.2 million compared to $2.7 million in the first three months of 1998. In the first quarter of 1999 average-earning assets increased to $216.4 million compared to $190.0 million in the same period in 1998. Between these two periods, average loans increased $14.6 million. In recent months, the Corporation's commercial real estate lending activity has been strong, followed by increases in multi-family real estate and home equity credit lines. In addition to the growth in average loans, average securities increased followed by interest-earning deposits. Average federal funds sold remained the same.



                    Analysis of Net Interest Earned and Paid


                                                               For the three months ended March 31,
                                                          1999                                1998
                                                       -----------                         -----------
                                             Average   Int Earned/              Average    Int Earned/
(In thousands)                                Amount      Paid        Yield     Amount        Paid         Yield
                                           ----------  -----------  --------  -----------  -----------  -----------
Loans, net                                 $  148,793   $  3,689     9.92%     $ 134,167   $   3,511       10.47%
Securities:
   Taxable                                     29,724        428     5.76%        23,318         357        6.12%
   Exempt from federal income taxes            17,461        205     7.83%        13,294         163        8.17%
Federal funds sold                             14,101        164     4.65%        14,736         198        5.37%
Interest-earnings deposits                      6,373         87     5.46%         4,500          66        5.87%
                                           -----------  ----------  --------  -----------  -----------  -----------
  Total                                    $  216,452   $  4,573     8.45%     $ 190,015   $   4,295        9.04%

Time deposits of $100,000 or more          $   17,519   $    209     4.77%     $  14,413   $     194        5.38%
All other interest-bearing deposits           155,731      1,185     3.04%       140,801       1,363        3.87%
                                           -----------  ----------  --------  -----------  -----------  -----------
  Total                                    $  173,250   $  1,394     3.22%     $ 155,214   $   1,557        4.01%

Interest income/earning assets                          $  4,573     8.45%                 $   4,295        9.04%
Interest expense/earning assets                            1,394     2.58%                     1,557        3.28%
                                                        ----------                         ----------   -----------
Net interest income                                     $  3,179     5.87%                 $   2,738        5.76%
                                                        ----------                         ----------
                                                        ----------                         ----------

Interest on tax-exempt securities is stated on a fully tax-equivalent basis.

In the first quarter of 1998, net interest income before provision for loan losses increased as a result of the growth of average earning assets, especially loans and tax-exempt securities. Average federal funds sold and taxable securities declined during this period. However, the decline in average federal funds sold was offset by the rise in average yield.

The yield on earning assets declined in the first quarter of 1999 to 8.45%, on a tax-equivalent basis, from 9.04% in the same period of 1998. However, interest expense to average earning assets fell at a faster rate from 3.28% in the first quarter of 1998 to 2.58% in the first quarter of 1999. This resulted in an increase in the net yield on interest-earning assets from 5.76% to 5.87%. The combination of both the increased volume of earning assets and increased net interest margin was a factor for the increased net earnings during the first quarter of 1999.


                         Changes Due to Volume and Rate


v                                                           1999 Change due to                         1998 Change due to
(In thousands)                                      Volume           Rate        Total         Volume       Rate          Total
                                                 -----------     ----------    ---------      ---------   --------      ---------
Loans, net                                       $       363     $    (185)    $     178      $     460   $  (92)       $    368
Securities:
   Taxable                                                92           (21)           71             (2)       -              (2)
   Exempt from federal income taxes                       49            (7)           42             45        -              45
Federal funds sold                                        (7)          (27)          (34)            (5)      13               8
Interest-earnings deposits                                26            (5)           21              8        -               8
                                                 -----------     ------------  ----------     ----------  ---------     ---------
  Total                                          $       523     $    (245)    $     278      $     506   $  (79)       $     427

Time deposits of $100,000 or more                $        37     $     (22)    $      15      $      (2)  $    2        $       -
All other deposits                                       114          (292)         (178)           146       33              179
                                                 -----------     ------------  ----------     ----------  ---------     ---------
  Total                                          $       151     $    (314)    $    (163)     $     144   $   35        $     179
                                                 -----------     ------------  ----------     ----------  ---------     ---------
                                                 -----------     ------------  ----------     ----------  ---------     ---------
Net interest income                              $       372     $      69     $     441      $     362   $ (114)       $     248
                                                 -----------     ------------  ----------     ----------  ---------     ---------
                                                 -----------     ------------  ----------     ----------  ---------     ---------


In the first quarter of 1998, yields on average earning assets declined while interest expense increased. This increase in interest expense, especially, other interest-bearing deposits, offset some of the increases in net interest income attributable to the volume increases in average earning assets.

PROVISION FOR LOAN LOSSES

When determining the provision for loan losses, management considers such factors as loan growth, historical loan losses, delinquencies, current economic factors, collateral values, and potential risks identified in the portfolio. As a result of lower loan delinquencies and net loan losses, the provision for loan losses declined in the first quarter of 1999 compared to the first quarter of 1998. Net loan losses were $5,000 for the quarter ended March 31, 1999 compared to $29,000 for the same period in 1998. However, loans on nonaccrual status increased from $92,000 as of December 31, 1998 to $478,000 as of March 31, 1999.

OTHER OPERATING INCOME

Service charges on deposit accounts increased to $412,000 in the first three months of 1999 compared to $400,000 in the same period in 1998 as a result of the growth in deposits and the increased number of accounts subject to charge. The Corporation has not changed its service charge fees in several years. The Corporation continues to implement new products such as "PC Banking and Bill Pay" to expand its services and improve fee income.

Merchant processing fees increased as a result of raising merchant transaction fees and new customers.

Mortgage brokerage fees have increased due to low mortgage rates and the resulting increased real estate sales and refinancing activity.

Gain on sale of loans is the result of sales of the guaranteed portion of SBA loans. Other income increased primarily as a result of increased commissions earned on the sale of mutual funds, annuities and other nondeposit investment products.

OTHER OPERATING EXPENSE

Compensation and employee benefits increased $37,000 to $1,364,000 in the first three months of 1998 compared to $1,327,000 for the same period in 1998. Staffing levels have remained fairly steady over the past year and expense controls have been effective.

Occupancy expense increased $21,000 to $305,000 and furniture and equipment expense increased $29,000 to $183,000 in the first three months of 1999 compared to the same period in 1998 primarily due to higher depreciation resulting from acquisitions of additional equipment and to increases in the operating and maintenance costs of premises and equipment.

Other operating expense increased $226,000 in the first quarter of 1999 compared to the first quarter of 1998. Data processing, merchant processing expense, stationery, telephone and postage increased as a result of the growth of the Corporation. Professional services and other operating expenses increased as a result of costs related to the formation of Valley National Corporation, which was completed on March 31, 1999.

INFLATION

There were no adverse effects on the operations of the Corporation as a result of inflation during the three month period ended March 31, 1999. Inflation, in the form of substantially higher interest rates or operating costs, has not been a significant factor in the operations of the Corporation.

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of system miscalculations, operating problems and system failures.

The Corporation is addressing its year 2000 ("Y2K") issues using a five phase program. The five phases are awareness, assessment, renovation, validation, and implementation. A brief description of each phase and the Corporation's progress toward completing each phase follows.

The awareness phase identifies potential Y2K problems, develops an overall strategy for addressing the issues, obtains support from the board of directors and management, appoints a project team of employees to direct the Corporation's activities, and implements an internal and external communication program to raise awareness of the problems and issues. The Corporation completed this phase as of March 31, 1998.

The assessment phase identifies all information technology systems i.e., hardware, software, networks, ATMs, etc., and non-information technology systems such as alarm and security systems, and environmental controls, etc. This phase also develops a system to evaluate and assess borrower and vendor preparedness, including a tracking and monitoring system to identify potential problems.

The Corporation's program to assess borrower preparedness includes commercial, real estate and consumer borrowers. The program is designed to evaluate each borrower's exposure to Y2K issues, the borrower's preparedness in addressing this exposure, and an assessment of the borrower's ability to meet its obligations under a worst case Y2K scenario. Based on this assessment, additional amounts are specifically allocated, as necessary, to cover potential losses for borrowers considered having a high Y2K risk rating. In addition, funds have been allocated to cover potential Y2K related losses, in general, without regard to specific borrowers.

The Corporation has completed all of its information and non-information technology system assessments. In addition, it has communicated with borrowers and vendors, established a monitoring system, logged responses, and assigned risk factors. The Corporation has begun quantifying the Y2K risk factors associated with its borrowers and assigned preliminary allocations of the allowance for loan losses. This allocation process will be reviewed and revised on a quarterly basis through, at least, the first quarter of 2000. Accordingly, monitoring and communication with borrowers and vendors is ongoing.

The Corporation has also made initial assessments of its liquidity position in relation to the Y2K impact on large depositors and the deposit base, in general. At this time, the Corporation does not see a high level of concern by customers regarding their ability to conduct normal banking activities. However, the Corporation has made an initial assessment of its projected level of cash and cash-equivalents for the upcoming 1999 year-end, and is taking appropriate steps to ensure adequate funds will be available to meet customer needs, should the need arise. Such steps include adjusting the maturity date of certain assets to fall in the latter part of the fourth quarter of 1999 and offering attractive rates on time deposits for terms of one year or more. The Corporation plans to review and appraise this issue on a quarterly basis and more frequently after June 1999.

The renovation phase involves making the necessary information technology and non-information technology changes and upgrades necessary to be Y2K compliant. The Corporation has installed new item processing equipment, new voice response hardware and software, and new local area network servers. It has upgraded its communication system, purchased new security and alarm systems, and installed three new automated teller machines. The Corporation considers the renovation phase on all mission critical systems to be complete.

The validation phase is the testing phase. The Corporation uses a third party data processing vendor whose software is Y2K compliant. During the first quarter of 1999, proxy testing was completed with no significant Y2K issues found. The Corporation has finished testing its other internal specialized systems.

The implementation phase introduces system changes into its operating environment. Once tested, Y2K compliant systems are ready to be introduced into the Corporation's operating environment. The target date for implementation of all systems is September 30, 1999.

Contingency planning has begun. The board of directors has appointed business resumption contingency planning project manager. A workgroup has been established, and an outside consulting firm was engaged to help prepare a Y2K business resumption contingency plan. A business resumption contingency planning outline has been developed which provides a guided approach to assessing possible Y2K disruption risk, determines a logical course of action to fix the problem, or a plan to implement an alternative procedure. The Corporation is currently in the process of identifying Y2K disruption risks and preparing written operating procedures. The Corporation intends to complete a full business resumption plan by June 30, 1999. The process of validating contingency procedures will be performed in the second and third quarters of 1999.

With respect to the cost of preparing for Y2K, the Corporation's use of a third-party data processor and its policy of periodically upgrading in-house hardware and software systems have mitigated its direct expenses for Y2K. In 1998 the Corporation spent approximately $30,000, not including the cost of a significant amount of Corporation staff time, on assessing, renovating and testing its various systems. In the first quarter of 1999, the Corporation has spent approximately $9,000 on its Y2K efforts. The Corporation's operating budget related to Y2K matters is $50,500 in 1999 and $13,500 in 2000. In 1999, its capital budget related to Y2K matters has recently been increased to $100,000, including the cost of a generator that was approved and ordered in the first quarter for installation in the second quarter of 1999.

Although significant steps are being taken to alleviate many of the Y2K concerns, management still considers the most likely worst case Y2K scenario will involve the inability of the Corporation's utility and telephone service providers to furnish consistent, uninterrupted power and telecommunication services to the Corporation in the early weeks of 2000. This view continues to be based solely on a lack of meaningful disclosure provided to the Corporation by these companies. The correspondence the Corporation has received to date has been somewhat general in nature, and lacking the specific steps they have taken and still need to take to become fully compliant. Due to the complexity of today's power and telecommunication systems, management feels that there may be a good chance of occasional power outages, or loss of telephone service that may last for several hours or even several days.

If the Corporation lost telephone service for a few hours, it would be disruptive and certainly change normal operations but, most likely, the Corporation would not close its doors. The Corporation has undertaken a plan to receive and use data in hardcopy form and use cellular or digital wireless communications in the event of telephone service disruptions.

Electrical service is a vital part of the Corporation's operation. If the Corporation lost power for more than a few hours it, most likely, would have to close its doors and discontinue normal operations. For this type of contingency, the Corporation has approved and ordered an electrical generator at a cost of approximately $50,000 to provide power to one of its offices. If a loss of power occurs for an extended period of time, the Corporation would consolidate operations at this office. The generator has the capacity to provide consistent, uninterrupted power for 5 days. Management feels this will keep the Corporation operating, with limited services, under a worst-case electrical disruption.

PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings

                  None.

ITEM 2.  Changes in Securities

                  None.

ITEM 3.  Defaults upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K

                  The Corporation filed no reports on Form 8-K during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL CORPORATION
---------------------------
       Registrant


DATE:  MAY 12, 1999
-------------------



/S/  PAUL M. CABLE
-------------------------------------------------
Paul M. Cable,
Senior Vice President and Chief Financial Officer