Form 10-Q
period 1999-06-30
VALLEY NATIONAL CORP /DE/
filed 1999-08-16
CIK 1074011

                        SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999



                           VALLEY NATIONAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                         IRS Employer ID. NO. 33-0825336


                1234 East Main Street, El Cajon, California 92021
                -------------------------------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (619) 593-3330


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 10, 1999, there were 2,782,635 shares of Common Stock ($0.0001 par value) outstanding.


Transitional Small Business Disclosure Format: Yes     No X

                   VALLEY NATIONAL CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets

                                   (Unaudited)


                                                                                JUNE 30,              DECEMBER 31,
ASSETS                                                                           1999                    1998
                                                                             -------------           ------------
Cash and due from banks                                                      $  12,168,000           $ 11,704,000
Federal funds sold                                                              10,950,000             11,890,000
Interest-earning deposits                                                        6,002,000              6,396,000
Securities:
     Available-for-sale                                                         22,815,000             23,609,000
     Held-to-maturity                                                           23,117,000             22,953,000
Federal Reserve Bank stock                                                         447,000                445,000
Loans, net                                                                     161,655,000            149,708,000
Premises and equipment, net                                                      4,776,000              4,978,000
Other real estate owned, net                                                     1,050,000              1,103,000
Accrued interest receivable                                                      1,647,000              1,617,000
Other assets                                                                     3,045,000              2,397,000
                                                                             -------------           ------------
                 Total assets                                                $ 247,672,000           $236,800,000
                                                                             -------------           ------------
                                                                             -------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                                    $  48,545,000           $ 44,015,000
     Savings                                                                   110,246,000            115,940,000
     Time deposits under $100,000                                               44,504,000             37,891,000
     Time deposits of $100,000 or more                                          23,011,000             18,547,000
                                                                             -------------           ------------
                 Total deposits                                                226,306,000            216,393,000

Long-term debt                                                                      35,000                 52,000
Accrued expenses and other liabilities                                           1,061,000                945,000
                                                                             -------------           ------------
                 Total liabilities                                             227,402,000            217,390,000
                                                                             -------------           ------------

Stockholders' equity:
     Common stock, $.0001 par value; authorized 10,000,000 shares;
        issued and outstanding 2,783,000 and 2,778,000 shares as of
        June 30, 1999 and December 31, 1998, respectively                       17,140,000             17,121,000
     Accumulated other comprehensive income - unrealized gains
        (losses) on securities available-for-sale, net                            (241,000)               142,000
     Retained earnings                                                           3,371,000              2,147,000
                                                                             -------------           ------------
                 Total stockholders' equity                                     20,270,000             19,410,000
                                                                             -------------           ------------
                 Total liabilities and stockholders' equity                  $ 247,672,000           $236,800,000
                                                                             -------------           ------------
                                                                             -------------           ------------

See accompanying notes to consolidated financial statements.

                   VALLEY NATIONAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                         FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                          1999                1998                1999               1998
                                                       ----------          ----------          ----------          ----------
Interest income:
     Interest and fees on loans                        $3,865,000          $3,539,000          $7,554,000          $7,050,000
     Interest on securities
        Taxable                                           429,000             322,000             857,000             679,000
        Exempt from federal income taxes                  206,000             175,000             411,000             338,000
     Interest on federal funds sold                        89,000             325,000             253,000             523,000
     Interest on interest-earning deposits                 84,000              67,000             171,000             133,000
                                                       ----------          ----------          ----------          ----------
                                                        4,673,000           4,428,000           9,246,000           8,723,000
                                                       ----------          ----------          ----------          ----------
Interest expense:
     Time deposits of $100,000 or more                    234,000             192,000             443,000             386,000
     Other deposits                                     1,161,000           1,373,000           2,346,000           2,736,000
                                                       ----------          ----------          ----------          ----------
                                                        1,395,000           1,565,000           2,789,000           3,122,000
                                                       ----------          ----------          ----------          ----------
Net interest income before provision for
     loan losses                                        3,278,000           2,863,000           6,457,000           5,601,000
Provision for loan losses                                 110,000             168,000             260,000             349,000
                                                       ----------          ----------          ----------          ----------
                 Net interest income after
                    provision for loan losses           3,168,000           2,695,000           6,197,000           5,252,000
                                                       ----------          ----------          ----------          ----------
Other operating income:
     Service charges on deposit accounts                  419,000             387,000             831,000             787,000
     Merchant processing fees                             181,000             134,000             332,000             243,000
     Mortgage brokerage fees                               72,000              60,000             136,000             104,000
     Gain on sale of loans                                 29,000              36,000              59,000              36,000
     Other                                                216,000             156,000             361,000             253,000
                                                       ----------          ----------          ----------          ----------
                                                          917,000             773,000           1,719,000           1,423,000
                                                       ----------          ----------          ----------          ----------
Other operating expenses:
     Compensation and employee benefits                 1,380,000           1,278,000           2,744,000           2,605,000
     Occupancy expense                                    287,000             276,000             592,000             560,000
     Furniture and equipment                              187,000             169,000             370,000             323,000
     Other                                              1,061,000             812,000           2,049,000           1,574,000
                                                       ----------          ----------          ----------          ----------
                                                        2,915,000           2,535,000           5,755,000           5,062,000
                                                       ----------          ----------          ----------          ----------
Income before income taxes                              1,170,000             933,000           2,161,000           1,613,000

Income tax expense                                        420,000             333,000             767,000             565,000
                                                       ----------          ----------          ----------          ----------
                 Net earnings                          $  750,000          $  600,000          $1,394,000          $1,048,000
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
Basic earnings per share                               $     0.27          $     0.22          $     0.50          $     0.38
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
Diluted earnings per share                             $     0.25          $     0.20          $     0.46          $     0.35
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

See accompanying notes to consolidated financial statements.

                   VALLEY NATIONAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                            For the six months ended
                                                                                    June 30,
                                                                           1999                  1998
                                                                       ------------           ------------
Cash flows from operating activities:
     Net earnings                                                      $  1,394,000           $  1,048,000
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Gain on sale of loans                                            (59,000)               (36,000)
           Depreciation and amortization                                    516,000                463,000
           Gain on sale of other real estate owned                           (8,000)               (23,000)
           Provision for loan losses                                        260,000                349,000
           Provision for losses on other real estate owned                   30,000                 30,000
           Increase in accrued interest receivable and
                 other assets                                              (423,000)              (791,000)
           Increase in accrued expenses and other liabilities               142,000                271,000
                                                                       ------------           ------------

                 Net cash provided by operating activities                1,852,000              1,311,000
                                                                       ------------           ------------

Cash flows from investing activities:
     Purchases of securities held-to-maturity                              (202,000)            (1,567,000)
     Maturities of securities available-for-sale                          1,945,000              5,480,000
     Purchases of securities available-for-sale                          (1,827,000)            (2,099,000)
     Net (increase) decrease in interest-earning deposits                   394,000                  2,000
     Purchases of Federal Reserve Bank stock                                 (2,000)               (59,000)
     Net increase in loans outstanding                                  (12,894,000)            (4,439,000)
     Purchases of premises and equipment                                   (238,000)              (271,000)
     Proceeds from sale of loans                                            746,000                     --
     Proceeds from sale of other real estate owned                           31,000                132,000
                                                                       ------------           ------------

                 Net cash used in investing activities                  (12,047,000)            (2,821,000)
                                                                       ------------           ------------

Cash flows from financing activities:
     Net increase in deposits                                             9,913,000             19,321,000
     Payments on long-term debt                                             (17,000)               (15,000)
     Proceeds from exercise of stock options                                 19,000                213,000
     Cash in lieu of fractional shares                                       (6,000)               (17,000)
     Cash dividends paid                                                   (190,000)              (154,000)
                                                                       ------------           ------------
                 Net cash provided by financing activities                9,719,000             19,348,000
                                                                       ------------           ------------

Net increase (decrease) in cash and cash equivalents                       (476,000)            17,838,000

Cash and cash equivalents at beginning of period                         23,594,000             19,293,000
                                                                       ------------           ------------
Cash and cash equivalents at end of period                             $ 23,118,000           $ 37,131,000
                                                                       ------------           ------------
                                                                       ------------           ------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                          $  2,767,000           $  3,140,000
     Cash paid during the period for income taxes                      $    758,000           $    489,000



See accompanying notes to consolidated financial statements.

                   VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


ITEM 1. (CONTINUED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)        NATURE OF OPERATIONS

              The interim financial statements included herein have been prepared by Valley National Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company is a bank holding company, which does substantially all of its business through its wholly owned subsidiary Valle de Oro Bank, N.A. (the "Bank"). A discussion of the Company is a discussion of the Bank. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 1999, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 1998 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

              The Company operates six offices in San Diego County, California. The Company's primary source of revenue is interest from real estate and commercial loans to individuals and small to middle-market businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant policies.

       (B)        CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, cash and cash equivalents consist of cash, due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Bank keeps $350,000 on deposit at the Federal Reserve Bank in accordance with a compensating balance arrangement in addition to required reserve balances.

       (C)        SECURITIES

              Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to call or maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of other comprehensive income until realized. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Securities available-for-sale include securities that

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


              management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

              When a security is sold, the realized gain or loss, determined on a specific-identification basis, is included in earnings. To the extent a security has a decline in fair value, which is determined by the Company as other than temporary, the adjusted cost basis is written down to fair value and the amount of the write-down is charged to earnings.

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

              A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. Since substantially all of the Company's loans are collateral dependent, the calculation of the allowance for losses on impaired loans is generally based on the fair value of the collateral, less estimated costs of disposal.

              The allowance for loan losses is subjective and may be adjusted in the future because of changes

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


              in economic conditions and the repayment abilities of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance. These agencies may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

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

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


              The weighted-average number of shares used for the earnings per share calculations was:

                             For the three months ended     For the six months ended
                                     June 30,                      June 30,
                               1999            1998           1999            1998
                              ------------------------      -------------------------
              Basic           2,783,000      2,755,000      2,782,000       2,755,000
              Diluted         3,029,000      3,002,000      3,023,000       2,977,000

              These calculations reflect the 5% stock dividend paid on May 28, 1999.

        (J)       USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (K)        COMPREHENSIVE INCOME

              Comprehensive income for the periods indicated is as follows:

                                                  For the three months ended        For the six months ended
                                                           June 30,                          June 30,
                                                    1999            1998               1999             1998
                                               -------------------------------    ---------------------------------
              Net earnings                          $750,000       $600,000          $1,394,000       $1,048,000
              Change in unrealized gains
                (losses) on securities
                available for sale                  (444,000)        (7,000)           (638,000)          23,000
              Income tax benefit (expense)           178,000          3,000             255,000          (10,000)
                                               -------------------------------    ---------------------------------
              Comprehensive net income              $484,000       $596,000          $1,011,000       $1,061,000
                                               -------------------------------    ---------------------------------
                                               -------------------------------    ---------------------------------

       (L)        YEAR 2000

              The Company has developed a remediation plan and is in the process of converting computer systems and applications for the Year 2000. Expenditures related to Year 2000 issues are expensed as incurred.

       (M)        RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the current year's presentation.

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 (2)     SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 1999 and December 31, 1998 are as follows:

                                                                       GROSS           GROSS
                                                 AMORTIZED           UNREALIZED      UNREALIZED             FAIR
                                                    COST               GAINS           LOSSES               VALUE
                                                -------------        ----------      -----------        -------------
           JUNE 30, 1999:
           U.S. Treasury notes and U.S.
               agency securities                $  14,211,000        $   22,000      $  (215,000)       $  14,018,000
           Obligations of states and
               political subdivisions               8,705,000            26,000         (230,000)           8,501,000
           Corporate obligations                      301,000               --            (5,000)             296,000
                                                -------------        ----------      -----------        -------------
                                                $  23,217,000        $   48,000      $  (450,000)       $  22,815,000
                                                -------------        ----------      -----------        -------------
                                                -------------        ----------      -----------        -------------

                                                                       GROSS           GROSS
                                                  AMORTIZED          UNREALIZED      UNREALIZED            FAIR
                                                     COST              GAINS           LOSSES              VALUE
                                                -------------        ----------      -----------        -------------
           DECEMBER 31, 1998:
           U.S. Treasury notes and U.S.
               agency securities                $  14,655,000        $  155,000      $   (55,000)       $  14,755,000
           Obligations of states and
               political subdivisions               8,417,000           162,000          (23,000)           8,556,000
           Corporate obligations                      301,000                --           (3,000)             298,000
                                                -------------        ----------      -----------        -------------
                                                $  23,373,000        $  317,000      $   (81,000)       $  23,609,000
                                                -------------        ----------      -----------        -------------
                                                -------------        ----------      -----------        -------------

         The maturity distribution based on amortized cost and fair value as of June 30, 1999, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            AMORTIZED              FAIR
                                                              COST                 VALUE
                                                           -----------          -----------
           Due in one year or less                         $ 2,858,000          $ 2,858,000
           Due after one year through five years            13,615,000           13,376,000
           Due after five years through ten years            6,365,000            6,209,000
           Due after ten years                                 379,000              372,000
                                                           -----------          -----------
                                                           $23,217,000          $22,815,000
                                                           -----------          -----------
                                                           -----------          -----------

       As of June 30, 1999, securities held-to-maturity with an amortized cost of $3,404,000 and securities

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         available-for-sale with a fair value of $2,776,000 totaling $6,180,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements.

(3)    SECURITIES HELD-TO-MATURITY

       The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity as of June 30, 1999 and December 31, 1998 are as follows:

                                                                        GROSS                GROSS
                                                  AMORTIZED           UNREALIZED           UNREALIZED               FAIR
                                                    COST                GAINS                LOSSES                 VALUE
                                                 -----------          ---------           ------------           -----------
           JUNE 30, 1999:
           U.S. Treasury notes and U.S.
               government agencies               $ 7,495,000          $  11,000           $   (169,000)          $ 7,337,000
           Obligations of states and
               political subdivisions             15,158,000            156,000               (134,000)           15,180,000
           Corporate obligations                     464,000                 --                     --               464,000

                                                 -----------          ---------           ------------           -----------
                                                 $23,117,000          $ 167,000           $   (303,000)          $22,981,000
                                                 -----------          ---------           ------------           -----------
                                                 -----------          ---------           ------------           -----------

                                                                       GROSS                GROSS
                                                  AMORTIZED          UNREALIZED           UNREALIZED                FAIR
                                                    COST                GAINS                LOSSES                 VALUE
                                                 -----------          ---------           ------------           -----------
           DECEMBER 31, 1998:
           U.S. Treasury notes and U.S.
               government agencies               $ 7,499,000          $  85,000           $    (17,000)          $ 7,567,000
           Obligations of states and
               political subdivisions             14,986,000            609,000                     --            15,595,000
           Corporate obligations                     468,000              2,000                     --               470,000

                                                 -----------          ---------           ------------           -----------
                                                 $22,953,000          $ 696,000           $    (17,000)          $23,632,000
                                                 -----------          ---------           ------------           -----------
                                                 -----------          ---------           ------------           -----------

       The maturity distribution based on amortized cost and fair value as of June 30, 1999, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             AMORTIZED              FAIR
                                                               COST                 VALUE
                                                           -----------          -----------
           Due in one year or less                         $ 1,675,000          $ 1,680,000
           Due after one year through five years             9,802,000            9,680,000
           Due after five years through ten years            9,423,000            9,343,000
           Due after ten years                               2,217,000            2,278,000
                                                           -----------          -----------
                                                           $23,117,000          $22,981,000
                                                           -----------          -----------
                                                           -----------          -----------

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(4)    LOANS

       The composition of the Company's loan portfolio is as follows:


                                                               JUNE 30,              DECEMBER 31,
                                                                1999                    1998
                                                           -------------           -------------
           Construction                                    $  10,094,000           $   7,960,000
           Real estate                                        80,757,000              66,850,000
           Commercial and industrial loans                    58,123,000              62,341,000
           Installment                                        15,132,000              14,754,000
           All other loans (including overdrafts)                350,000                 308,000
                                                             164,456,000             152,213,000

           Less allowance for loan losses                     (1,949,000)             (1,687,000)
           Less deferred loan fees                              (852,000)               (818,000)
                                                           -------------           -------------
                                                           $ 161,655,000           $ 149,708,000
                                                           -------------           -------------
                                                           -------------           -------------

       Although the Company seeks to avoid undue concentrations of loans to a single industry or based upon a single class of collateral, the Company's loan portfolio consists primarily of loans to borrowers within San Diego County and, as a result, the Company's loan and collateral portfolios are to some degree concentrated. The portfolio is well diversified in both project type and area within the San Diego County region. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

       The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Company's loan portfolio as of June 30, 1999 and December 31, 1998 were $140,000 and $92,000, respectively, which have aggregate specific related allowance amounts of $35,000 and $9,000, respectively. For the six months ended June 30, 1999, the average balance of impaired loans was $142,000. For the six months ended June 30, 1999, interest income of $5,000 was recognized on these loans during the period of impairment.

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


       A summary of the activity in the allowance for loan losses for the six months ended June 30, is as follows:

                                                                              JUNE 30,
                                                                     1999                  1998
                                                                 -----------           -----------
           Balance, beginning of period                          $ 1,687,000           $ 1,342,000
           Provision for loan losses charged to expense              260,000               349,000
           Loans charged off to the allowance                        (16,000)             (154,000)
           Recoveries credited to the allowance                       18,000                43,000
                                                                 -----------           -----------
           Balance, end of period                                $ 1,949,000           $ 1,580,000
                                                                 -----------           -----------
                                                                 -----------           -----------

       Loans on nonaccrual amounted to $535,000, and $92,000 as of June 30, 1999 and December 31, 1998, respectively. Interest income of $23,000 would have been recorded for the six months ended June 30, 1999 if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $2,000 was recognized on loans subsequently transferred to nonaccrual status during the six months ended June 30, 1999. Loans contractually past due greater than 90 days and still accruing interest totaled approximately $53,000 and $437,000, as of June 30, 1999 and December 31, 1998, respectively.

       In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which Company management believes are consistent with the Company's general lending policies. An analysis of this activity for the six months ended June 30, 1999 is as follows:


                                                           JUNE 30,
                                                            1999
                                                         -----------
           Balance, beginning of period                  $ 1,113,000
           Loans granted, including renewals                  49,000
           Repayments                                       (120,000)
                                                         -----------
           Balance, end of period                        $ 1,042,000
                                                         -----------
                                                         -----------

       The Company had additional commitments for loans of $1,930,000 to these individuals as of June 30, 1999.

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(5)    PREMISES AND EQUIPMENT

       Premises and equipment consist of the following:

                                                                     JUNE 30,             DECEMBER 31,
                                                                      1999                  1998
                                                                   -----------           -----------
           Land                                                    $   746,000           $   746,000
           Buildings                                                 1,540,000             1,500,000
           Leasehold improvements                                    3,335,000             3,318,000
           Furniture, fixtures and equipment                         4,058,000             3,888,000
                                                                     9,679,000             9,452,000
           Less accumulated depreciation and amortization           (4,903,000)           (4,474,000)
                                                                   -----------           -----------
                                                                   $ 4,776,000           $ 4,978,000
                                                                   -----------           -----------
                                                                   -----------           -----------


(6)    OTHER REAL ESTATE OWNED

       A summary of the changes in the allowance for possible losses on other real estate owned is as follows:


                                                          JUNE 30,
                                                   1999              1998
                                                 --------          --------
           Balance, beginning of period          $300,000          $240,000
           Provision charged to expense            30,000            30,000
           Charge-offs                                 --                --
                                                 --------          --------
           Balance, end of period                $330,000          $270,000
                                                 --------          --------
                                                 --------          --------


(7)    DEPOSITS

       The maturity distribution of time deposits as of June 30, 1999 is as follows:


           Three months or less                    $23,001,000
           Over three through six months            14,000,000
           Over six through twelve months           22,122,000
           Over twelve months                        8,392,000
                                                   -----------
                         Total                     $67,515,000
                                                   -----------
                                                   -----------

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(8)    LONG-TERM DEBT

       Long-term debt of $35,000 and $52,000 at June 30, 1999 and December 31, 1998, respectively, consisted of a mortgage note payable in monthly installments of $3,100 through July 2000, including interest at a fixed rate of 8.5%. Future maturities of long-term debt are as follows:

            1999                                             $ 17,000
            2000                                               18,000
                                                             --------
                                                             $ 35,000
                                                             --------
                                                             --------

(9)      COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $45,616,000 and $43,138,000 were outstanding as of June 30, 1999 and December 31, 1998, respectively. Of these commitments to extend credit, $7,693,000 and $7,747,000 represent home equity lines of credit at June 30, 1999 and December 31, 1998, respectively, which will be repaid over a ten year period if drawn upon. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained by the Company, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various types of collateral

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         (primarily certificates of deposit) to support those commitments for which collateral is deemed necessary. The Company had approximately $588,000 and $488,000 in standby letters of credit outstanding as of June 30, 1999 and December 31, 1998, respectively.
         Most of the letters of credit expire within twelve months.

         Management does not anticipate any material losses will arise from additional fundings of the aforementioned lines of credit or letters of credit.

         As of June 30, 1999, the Company had lines of credit in the amount of $11,500,000 from correspondent banks, of which no amounts were outstanding. These lines are renewable annually. The availability of the lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of the Company.

         Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions that arise out of the normal course of its business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(10)   REGULATORY MATTERS

       The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

       As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



       The Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                                              TO BE WELL
                                                                                                              CAPITALIZED
                                                                                FOR CAPITAL                   UNDER PROMPT
                                                                                  ADEQUACY                  CORRECTIVE ACTION
                                                       ACTUAL                     PURPOSES                     PROVISIONS
                                              AMOUNT          RATIO         AMOUNT          RATIO          AMOUNT        RATIO
                                             --------        -------       --------        -------        --------      -------
           As of June 30, 1999:

              Total Capital (to
              Risk- Weighted  Assets)       $22,459,000       12.35%      $14,548,000        8.0%        $18,186,000      10.0%


              Tier I Capital (to
              Risk- Weighted  Assets)       $20,510,000       11.28%      $ 7,274,000        4.0%        $10,911,000       6.0%

              Tier I Capital (to
              Average Assets)               $20,510,000        8.42%      $ 9,740,000        4.0%        $12,176,000       5.0%


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

                  VALLEY NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(11)     OTHER EXPENSES

         Other expenses are as follows for the six months ended June 30:


                                                                JUNE 30,
                                                     ------------------------------
                                                        1999                 1998
                                                     ----------          ----------
           Stationery and supplies                   $  136,000          $  118,000
           Telephone, courier and postage               194,000             171,000
           Data processing                              296,000             275,000
           Merchant processing expense                  243,000             173,000
           Promotional expenses                         180,000             179,000
           Professional services                        238,000              64,000
           Insurance                                     94,000              96,000
           FDIC and regulatory assessments               45,000              38,000
           Other real estate owned expenses              26,000              21,000
           Other                                        597,000             439,000
                                                     ----------          ----------
                                                     $2,049,000          $1,574,000
                                                     ----------          ----------
                                                     ----------          ----------

(12)     PENDING MERGER

         On May 10, 1999, the Company announced that a definitive agreement has been signed under which the Company will merge with Community First Bankshares, Inc. The Company's principal subsidiary, Valle de Oro Bank, N.A. will merge into Community First Bankshares, Inc. The agreement is subject to regulatory and other approvals and is expected to close in the fourth quarter of 1999. The merger is structured to be tax-free and is intended to be accounted for as a pooling of interests.

         Shares of Valley National Corporation stock will be exchanged for shares of Community First using an exchange rate between 0.775 and
         1.119 shares of Community First for each share of Valley National Corporation. The exact exchange rate will be determined by first calculating the total number of Community First shares to be used in the exchange by dividing $65 million by the average trading value of Community First for the 20 trading days ending with the fourth trading day before the close of the transaction. Second, the exchange rate will be determined by dividing the total number of Valley National Corporation shares outstanding or subject to options, warrants or other rights, which is currently calculated to be 3,226,029, by the number of Community First shares as calculated above. The exchange rate is also subject to certain minimum and maximum number of shares to be issued by Community First.

        ITEM 2. Management's Discussion and Analysis or Plan of Operation

Statements made in this report that state the intentions, beliefs, expectations or predictions of the future by the Company or its management are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those projected in such forward-looking statements.

LIQUIDITY

Cash and cash equivalents at June 30, 1999 totaled $23.1 million, or 9.3% of total assets, compared to $23.6 million at December 31, 1998. This decrease was the result of loans increasing during the period at a faster rate than deposits. Net loans increased $11.9 million during the first six months of 1999 as a result of improved loan demand, especially in commercial real estate and construction lending. Total deposits, by comparison, increased $9.9 million during this same period, primarily in time deposits.

By comparison, cash and cash equivalents was $37.1 million at June 30, 1998. During the first six months of 1998 deposits increased at a greater rate than loans with the excess funds being initially invested in federal funds sold.

A secondary source of liquidity is securities classified available-for-sale, which at June 30, 1999 had a fair value of $22.8 million or 9.2% of total assets. Of this amount, $2.9 million mature in one year or less. In addition, the Company invests in interest-earning deposits with other financial institutions totaling $6.0 million at June 30, 1999. A majority of these interest-earning deposits mature in one year or less. Both securities available-for-sale and interest-earning deposits act as secondary sources of liquidity, if needed.

The Company also maintains lines of credit with correspondent banks for the purchase of overnight funds in amounts up to $11.5 million, subject to availability. The Company also has the ability to borrow funds from the Federal Reserve Bank's discount window. Historically, the Company has used these facilities infrequently.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent upon the amount of dividends that may be declared and paid by Valle de Oro Bank (the Bank). Dividends paid by a national bank, like Valle de Oro Bank, are regulated by the Office of the Comptroller of the Currency under its general supervisory authority as it relates to a bank's requirement to maintain adequate capital. A national banking association may declare a dividend without the approval of the Office of the Comptroller of the Currency as long as the total of dividends declared in a calendar year does not exceed the total of net profits for that year combined with the retained profits for the preceding two years.

CAPITAL RESOURCES

Valle de Oro Bank continues to be classified under the federal banking agencies' regulatory requirements as "well" capitalized. The Bank maintains a margin of capital in excess of the minimum requirements, which will allow for future growth (see Note 10 to the unaudited consolidated financial statements). Historically, the Bank has increased capital primarily through the generation and retention of net earnings.

The Company's quarterly cash dividend was increased in the third quarter of 1998 to $0.035 per share from $0.03 per share, adjusting for the two-for-one stock split on April 1, 1999. This increase reflected the

Company's continuing rise in net earnings, and is not expected to adversely affect the Company's level of capital.

RESULTS OF OPERATIONS

Net earnings for the six months ended June 30, 1999 was $1,394,000 compared to $1,048,000 for the same period in 1998. Basic earnings per share for the six month period ended June 30, 1999 was $0.50 compared to $0.38 per share for the same period in 1998. Diluted earnings per share for the six month period ended June 30, 1999 was $0.46 compared to $0.35 per share for the same period in 1998. The increase in net earnings was primarily the result of higher net interest income, lower provision for loan losses, and higher other operating income.

Net earnings for the three months ended June 30, 1999 was $750,000 compared to $600,000 for the same period in 1998. Basic earnings per share for the quarter ended June 30, 1999 was $0.27 compared to $0.22 per share for the same period in 1998. Diluted earnings per share for the three month period ended June 30, 1999 was $0.25 compared to $0.20 per share for the same period in 1998. The increase in net earnings for the second quarter of 1999 compared to the second quarter of 1998 was also the result of higher net interest income due to the growth of earning assets and lower interest expense, lower provision for loan losses, and higher other operating income.


                                        For the six months ended June 30,
                                                            1999                                   1998
                                                         -----------                            ----------
                                           Average       Int Earned/                Average    Int Earned/
(In thousands)                              Amount          Paid        Yield       Amount         Paid      Yield
                                        -------------   ------------  --------   ------------   ----------  -------
Loans, net                                 $ 153,366      $ 7,554       9.85%     $ 134,127       $ 7,050    10.51%
Investment securities:
   Taxable                                    29,636          857       5.78%        22,190           679     6.12%
   Exempt from federal income taxes           17,517          411       7.81%        13,836           338     8.14%
Federal funds sold                            10,875          253       4.66%        19,493           523     5.37%
Deposits with financial institutions           6,214          171       5.51%         4,482           133     5.92%
                                           ---------      -------       ----      ---------       -------     ----
  Total earning assets                       217,608      $ 9,246       8.50%     $ 194,128       $ 8,723     8.99%
Non-earning assets                            24,531                                 21,040
                                           ---------                              ---------
  Total assets                             $ 242,139                              $ 215,168
                                           ---------                              ---------
                                           ---------                              ---------
Time deposits of $100,000 or more          $  18,870      $   443       4.70%     $  14,619       $   386     5.28%
All other interest-bearing deposits          154,374        2,346       3.04%       142,837         2,736     3.83%
                                             -------      -------       ----      ---------       -------     ----
  Total interest-bearing deposits            173,244      $ 2,789       3.22%       157,456       $ 3,122     3.97%
Noninterest-bearing deposits                  47,695                                 39,246
Other liabilities                              1,157                                    906
Stockholders' equity                          20,043                                 17,560
                                           ---------                              ---------
  Total liabilities and
stockholders'
      Equity                               $ 242,139                              $ 215,168
                                           ---------                              ---------
                                           ---------                              ---------
Interest income/earning assets                            $ 9,246       8.50%                     $ 8,723    8.99%
Interest expense/earning assets                             2,789       2.57%                       3,122    3.22%
                                                          -------       ----                      -------    ----
                                                          -------       ----                      -------    ----
Net interest income                                       $ 6,457       5.93%                     $  5,601    5.77%
                                                          -------                                 --------
                                                          -------                                 --------

Yields on tax-exempt securities are stated on a fully tax-equivalent basis using a rate of 40%.

Net interest income for the six month and three month periods ended June 30, 1999 increased due to the growth of earning assets and lower cost of funds. Average earning assets grew to $217.6 million at June 30, 1999 compared to $194.1 million at June 30, 1998.

Since the beginning of 1999, loan demand has improved for the company. Commercial real estate and construction lending activity has been strong, followed by increases in multi-family real estate and home equity credit lines. In addition, average taxable and tax-exempt securities increased as well as interest-earning deposits with other financial institutions. Average federal funds sold have declined over the past 12 months. Short-term interest rates declined in the fourth quarter of 1998 prompting the decrease in federal funds sold and the increase in securities. Recently, with upward pressure on short-term interest rates, the Company is reversing this strategy and not increasing securities as much as federal funds sold.

As a result of the decline in short-term interest rates over the past year, interest expense decreased in both the six month and three month periods ended June 30, 1999 compared to the same periods in 1998. The average yield on interest-bearing deposits decreased to 3.22% for the six month period ended June 30, 1999 from 3.97% for the same period in 1998. In addition to the growth of earning assets, this decline in average yield on interest-bearing deposits helped to further increase net interest margin in both the six months and three months ended June 30, 1999.

                                       Changes Due to Volume and Rate

                                                      1999 Change due to                         1998 Change due to
(In thousands)                               Volume          Rate         Total          Volume          Rate         Total
                                             ------          ----         -----          ------          ----         -----
Loans, net                                  $   948         $(444)        $ 504         $   891         $(161)        $ 730

Investment securities
   Taxable                                      215           (37)          178             (60)           (9)          (69)

   Exempt from federal income taxes              86           (13)           73              81             1            82

Federal funds sold                             (201)          (69)         (270)             89            15           104

Deposits with financial institutions             47            (9)           38              10            --            10
                                            -------         -----         -----         -------         -----         -----
  Total                                     $ 1,095         $(572)        $ 523         $ 1,011         $(154)        $ 857

Time deposits of $100,000 or more           $   100         $ (43)        $  57         $     4         $  (6)        $  (2)

All other deposits                              175          (565)         (390)            290            12           302
                                            -------         -----         -----         -------         -----         -----
  Total                                     $   275         $(608)        $(333)        $   294         $   6         $ 300
                                            -------         -----         -----         -------         -----         -----
                                            $   820         $  36         $ 856         $   717         $(160)        $ 557
                                            -------         -----         -----         -------         -----         -----
                                            -------         -----         -----         -------         -----         -----

Net interest income for the six month period ended June 30, 1998 increased to $5.6 million compared to the same period of 1997 as a result of the growth of earning assets. Between June 1998 and 1997, average earning assets increased $22.0 million, or 12.8%, to $194.1 million with the largest increases in loans and federal funds sold. During the six month period ended June 30, 1998, the overall yield on earning assets declined as a result of decreases in yields on loans and taxable securities. Loan yields declined during this period due to lower demand for loans and aggressive competition from both bank and non-bank competitors.

PROVISION FOR LOAN LOSSES

When determining the provision for loan losses, management considers such factors as loan growth, historical loan losses, delinquencies, current economic factors, collateral values, and potential risks identified in the portfolio. Due to lower net loan losses, the provision for loan losses declined in the first six months and second quarter of 1999 compared to the same period in 1998. Loans charged off to the allowance for loan losses totaled $16,000 for the six month period ended June 30, 1999 with loan recoveries totaling $18,000. By comparison, loans charged off to the allowance for loan losses for the same period in 1998 totaled $154,000 and recoveries totaled $43,000. Loans on nonaccrual status were $535,000 as of June 30, 1999 compared to $92,000 as of December 31, 1998.

OTHER OPERATING INCOME

Service charges on deposit accounts increased to $831,000 in the first six months of 1999 compared to $787,000 in the same period in 1998 and increased to $419,000 in the second quarter of 1999 compared to $387,000 for the second quarter of 1998. These increases were the result of the growth in Company deposits and the increased number of accounts subject to charge. The Company did not change its service charge fees between June 30, 1998 and 1999.

Merchant processing fees increased to $332,000 for the six month period ended June 30, 1999 compared to $243,000 for the same period in 1998 and increased to $181,000 for the three month period ended June 30, 1999 compared to $134,000 for the same period in 1998 as a result of an increase in merchant transaction fees and the growth of the merchant program.

Mortgage brokerage fees have increased due to low mortgage rates and the resulting increased real estate sales and refinancing activity.

Gain on sale of loans is the result of sales of the guaranteed portion of SBA loans, which the Company has done more frequently in 1999 than 1998. Other income increased primarily as a result of increased commissions earned on the sale of mutual funds, annuities and other nondeposit investment products.

OTHER OPERATING EXPENSE

Compensation and employee benefits increased to $2,744,000 or 5.3% in the first six months of 1999 compared to the same period in 1998 and increased to $1,380,000 in the second quarter of 1999 compared to $1,278,000 in the second quarter of 1998. This increase is primarily the result of pay increases and promotions granted to staff members for improved performance in their assigned duties. Staffing levels have remained fairly steady over the past year and expense controls have been effective.

Occupancy expense increased $32,000 to $592,000 and furniture and equipment expense increased $47,000 to $370,000 in the first six months of 1999 compared to the same period in 1998 primarily as a result of increases in the operating and maintenance costs of premises and equipment and higher depreciation expense resulting from acquisitions of additional equipment.

Other operating expense increased $475,000 in the six month period ended June 30, 1999 compared to the same period in 1998 and increased $249,000 in the second quarter of 1999 compared to the second quarter of 1998. For the six month period ended June 30, 1999 compared to the same period in 1998, professional services increased $174,000 largely due to the cost of forming Valley National Corporation. Data processing, merchant processing expense, stationery, telephone, postage and other expenses increased primarily as a result of the growth of the Company, and to a lesser degree, price increases.

INFLATION

There were no adverse effects on the operations of the Company as a result of inflation during the six month period ended June 30, 1999. Inflation, in the form of substantially higher interest rates or operating costs, has not been a significant factor in the operations of the Company.

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of system miscalculations, operating problems and system failures.

The Company is addressing its year 2000 ("Y2K") issues using a five phase program. The five phases are awareness, assessment, renovation, validation, and implementation. A brief description of each phase and the Company's progress toward completing each phase follows.

The awareness phase identifies potential Y2K problems, develops an overall strategy for addressing the issues, obtains support from the board of directors and management, appoints a project team of employees to direct the Company's activities, and implements an internal and external communication program to raise awareness of the problems and issues. The Company completed this phase as of June 30, 1998.

The assessment phase identifies all information technology systems i.e., hardware, software, networks, ATMs, etc., and non-information technology systems such as alarm and security systems, and environmental controls, etc. This phase also develops a system to evaluate and assess borrower and vendor preparedness, including a tracking and monitoring system to identify potential problems.

The Company's program to assess borrower preparedness includes commercial, real estate and consumer borrowers. The program is designed to evaluate each borrower's exposure to Y2K issues, the borrower's preparedness in addressing this exposure, and an assessment of the borrower's ability to meet its obligations under a worst case Y2K scenario. Based on this assessment, additional amounts are specifically allocated, as necessary, to cover potential losses for borrowers considered having a high Y2K risk rating. In addition, funds have been allocated to cover potential Y2K related losses, in general, without regard to specific borrowers.

The Company has completed all of its information and non-information technology system assessments. In addition, it has communicated with borrowers and vendors, established a monitoring system, logged responses, and assigned risk factors. The Company has assigned Y2K risk factors associated with its borrowers and made an allocation of the allowance for loan losses for Y2K risk. This allocation process will be reviewed and revised on a quarterly basis through, at least, the first quarter of 2000. Accordingly, monitoring and communication with borrowers and vendors is ongoing.

The Company has also made initial assessments of its liquidity position in relation to the Y2K impact on large depositors and the deposit base, in general. At this time, the Company does not see a high level of concern by customers regarding their ability to conduct normal banking activities. However, the Company has made an initial assessment of its projected level of cash and cash-equivalents for the upcoming 1999 year-end, and is taking appropriate steps to ensure adequate funds will be available to meet customer needs, should the need arise. Such steps include adjusting the maturity date of certain assets to fall in the latter part of the fourth quarter of 1999 and offering attractive rates on time deposits that mature beyond 2000. The Company is currently monitoring its liquidity position on a monthly basis.

The renovation phase involves making the necessary information technology and non-information technology changes and upgrades necessary to be Y2K compliant. The Company has installed new item processing equipment, new voice response hardware and software, and new local area network servers. It has upgraded its communication system, purchased new security and alarm systems, and installed six new automated teller machines. The Company considers the renovation phase on all mission critical systems to be complete.

The validation phase is the testing phase. The Company uses a third party data processing vendor whose software is Y2K compliant. During the first quarter of 1999, proxy testing was completed with no significant Y2K issues found.
The Company has finished testing its other internal specialized systems.

The implementation phase introduces system changes into its operating environment. Once tested, Y2K compliant systems are ready to be introduced into the Company's operating environment. The target date for implementation of all systems is September 30, 1999.

Contingency planning has begun. The board of directors has appointed business resumption contingency planning project manager. A business resumption contingency plan has been completed and testing of the plan is underway. Complete testing and validation of the business resumption contingency plan is scheduled to be completed by September 30, 1999.

With respect to the cost of preparing for Y2K, the Company's use of a third-party data processor and its policy of periodically upgrading in-house hardware and software systems have mitigated its direct expenses for Y2K. In 1998 the Company spent approximately $30,000, not including the cost of a significant amount of Company staff time, on assessing, renovating and testing its various systems. For the first six months of 1999, the Company has spent approximately $13,000 on its Y2K efforts. The Company's operating budget related to Y2K matters is $50,500 in 1999 and $13,500 in 2000. With respect to the operating budget, a majority of the expenditures are related to testing and customer communications planned for the third and fourth quarters of 1999. For the year 1999, its capital budget related to Y2K matters is $100,000, including the cost of a generator at $51,000 that was approved and installed in the second quarter of 1999.

Although significant steps are being taken to alleviate many of the Y2K concerns, management still considers the most likely worst case Y2K scenario will involve the inability of the Company's utility and telephone service providers to furnish consistent, uninterrupted power and telecommunication services to the Company in the early weeks of 2000. This view continues to be based solely on a lack of meaningful disclosure provided to the Company by these companies. The correspondence the Company has received to date has been somewhat general in nature, and lacking the specific steps they have taken and still need to take to become fully compliant. Due to the complexity of today's power and telecommunication systems, management feels that there may be a good chance of occasional power outages, or loss of telephone service that may last for several hours or even several days. The purchase of a generator, cellular telephones and battery-operated equipment is in response to these concerns.

PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings

                  None.

ITEM 2.  Changes in Securities

                  None.

ITEM 3.  Defaults upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K

                  The Company filed a report on Form 8-K dated May 19, 1999 under Item 5 stating that on May 10, 1999 Valley National Corporation entered into a definitive agreement to merge with Community First Bankshares, Inc., a $5.9 billion bank holding company in Fargo, North Dakota.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley National Corporation
---------------------------
     Registrant


Date:  August 13, 1999
----------------------




/s/ Paul M. Cable
---------------------------------
Paul M. Cable,
Senior Vice President and Chief Financial Officer